Form 10-Q
period 2021-06-30
Astrea Acquisition Corp.
filed 2021-08-23
CIK 1824211

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2021

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

As of August 23, 2021, 22,037,500 shares of common stock, par value $0.0001 per share, were issued and outstanding.

ASTREA ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

ASTREA ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash	$133,058	$—
Prepaid expenses	708,607	—
Total Current Assets	841,665	—

Deferred offering costs	—	110,125
Cash and marketable securities held in Trust Account	172,529,691	—
TOTAL ASSETS	$173,371,356	$110,125

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$142,909	$450
Promissory note – related party	350,000	85,302
Total Current Liabilities	492,909	85,752

Warrant liability	156,750	—
Total Liabilities	649,659	85,752

Commitments
Common stock subject to possible redemption 16,772,169 and no shares at redemption value as of June 30, 2021 and December 31, 2020, respectively	167,721,690	—

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0001 par value; 50,000,000 shares authorized; 5,265,331 and 4,312,500 shares issued and outstanding (excluding 16,772,169 and no shares subject to possible redemption) as of June 30, 2021 and December 31, 2020, respectively (1)	527	431
Additional paid-in capital	5,449,666	24,569
Accumulated deficit	(450,186)	(627)
Total Stockholders’ Equity	5,000,007	24,373
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$173,371,356	$110,125

(1)	At December 31, 2020, included up to 562,500 shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

ASTREA ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,	Six Months Ended June 30,
	2021	2021
Formation and operational costs	$289,297	$509,564
Loss from operations	(289,297)	(509,564)

Other (expense) income:
Interest earned on marketable securities held in Trust Account	19,301	29,691
Interest income – bank	6	6
Change in fair value of warrant liability	(21,375)	30,875
Transaction costs associated with Initial Public Offering	—	(567)
Other (expense) income, net	(2,068)	60,005

Loss before income taxes	(291,365)	(449,559)
Benefit (provision) for income taxes	—	—
Net loss	$(291,365)	$(449,559)

Weighted average shares outstanding of redeemable common stock	16,801,305	27,584,102
Basic and diluted income per share, redeemable common stock	$—	$—
Weighted average shares outstanding of non-redeemable common stock	5,236,195	4,211,844
Basic and diluted net loss per share, non-redeemable common stock	$(0.06)	$(0.11)

The accompanying notes are an integral part of the unaudited condensed financial statements.

ASTREA ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

(UNAUDITED)

	Common Stock		Additional Paid in	(Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit)	Equity
Balance – January 1, 2021	4,312,500	$431	$24,569	$(627)	$24,373

Sale of 17,250,000 Units [Public Shares], net of underwriting discount and offering expenses	17,250,000	1,725	168,582,216	—	168,583,941

Sale of 475,000 Private Placement Units	475,000	48	4,562,894	—	4,562,942

Common stock subject to possible redemption	(16,801,305)	(1,680)	(168,011,373)	—	(168,013,053)

Net loss	—	—	—	(158,194)	(158,194)

Balance – March 31, 2021	5,236,195	$524	$5,158,306	$(158,821)	$5,000,009

Common stock subject to possible redemption	29,136	3	291,360	—	291,363

Net loss	—	—	—	(291,365)	(291,365)

Balance – June 30, 2021	5,265,331	$527	$5,449,666	$(450,186)	$5,000,007

The accompanying notes are an integral part of the unaudited condensed financial statements.

ASTREA ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2021

(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(449,559)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liability	(30,875)
Interest earned on marketable securities held in Trust Account	(29,691)
Transaction costs incurred in connection with warrant liability	567
Changes in operating assets and liabilities:
Prepaid expenses	(708,607)
Accrued expenses	142,459
Net cash used in operating activities	(1,075,706)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(172,500,000)
Net cash used in investing activities	(172,500,000)

Cash Flows from Financing Activities
Proceeds from sale of Units, net of underwriting discounts paid	$169,050,000
Proceeds from sale of Private Placement Units	4,750,000
Repayment of promissory note – related party	(85,302)
Promissory note – related party	350,000
Payment of offering costs	(355,934)
Net cash provided by used in financing activities	173,708,764

Net Change in Cash	133,058
Cash – Beginning of period	—
Cash – End of period	$133,058

Non-Cash investing and financing activities:
Initial classification of Warrant Liability	(187,625)
Change in value of common stock subject to possible redemption	(448,995)
Initial classification of common stock subject to possible redemption	$167,170,685

The accompanying notes are an integral part of the unaudited condensed financial statements.

ASTREA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

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

As of June 30, 2021, the Company had not commenced any operations. All activity for the period from August 11, 2020 (inception) through June 30, 2021 relates to the Company’s formation, the proposed initial public offering (“Proposed Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Proposed Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on February 3, 2021. On February 8, 2021, the Company consummated the Initial Public Offering of 15,000,000 units (the “Units” and, with respect to the shares of common stock included in the Units sold, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $150,000,000, which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 430,000 units (each, a “Private Placement Unit” and, collectively, the “Private Placement Units”) at a price of $10.00 per Private Placement Unit in a private placement to Astrea Acquisition Sponsor, LLC (the “Sponsor”), generating gross proceeds of $4,300,000, which is described in Note 4.

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

ASTREA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

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

ASTREA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

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

Liquidity and Management’s Plan

As of June 30, 2021, the Company had $133,058 in its operating bank accounts, and an adjusted working capital of $429,156, which excludes franchise and income taxes payable of $80,400, of which such amounts will be paid from interest earned on the Trust Account. As of June 30, 2021, approximately $29,700 of the amount on deposit in the Trust Account represents interest income, which is available to pay the Company’s tax obligations. As of June 30, 2021, the Sponsor advanced the Company an aggregate of $350,000 to cover expenses related to the Initial Public Offering. The advances are non-interest bearing and are currently due on demand.

The Company will need to raise additional capital through loans or additional investments from its initial stockholders, officers or directors. The Company’s initial stockholders, officers or directors may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. In the prior quarter, these conditions raised substantial doubt about the Company’s ability to continue as a going concern through one year and one day from the issuance of the March 31, 2021 report. Substantial doubt has since been alleviated in the current quarter given the available cash balance twelve months from the date of this report, and the Sponsor’s commitment to provide us with an aggregate of $400,000 in loans through August 16, 2022 if needed (see Note 5).

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

ASTREA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on February 4, 2021. The interim results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

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

ASTREA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021 and December 31, 2020.

Marketable Securities Held in Trust Account

At June 30, 2021, the assets held in the Trust Account were held in US Treasury Securities. At December 31, 2020, there were no assets held in the Trust Account.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of June 30, 2021, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Warrant Liability

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the private warrants was estimated using the Binomial Lattice Model (see Note 9).

ASTREA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2021, due to the valuation allowance recorded on the Company’s net operating losses, the change in fair value of the warrant liability and the transaction costs incurred in connection with the warrant liability.

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

The Company’s statements of operations include a presentation of income (loss) per share for common stock subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income (loss) per common share, basic and diluted, for common stock subject to possible redemption is calculated by dividing the proportionate share of income or loss on marketable securities held by the Trust Account, net of applicable franchise and income taxes, by the weighted average number of shares of common stock subject to possible redemption outstanding since original issuance.

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

ASTREA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three Months Ended June, 30	Six Months Ended June 30,
	2021	2021
Common stock subject to possible redemption
Numerator: Earnings allocable to Common stock subject to possible redemption
Interest earned on marketable securities held in Trust Account	$19,301	$29,691
Less: interest available to be withdrawn for payment of taxes	(19,301)	(29,691)
Net income attributable	$—	$—
Denominator: Weighted Average Common stock subject to possible redemption
Basic and diluted weighted average shares outstanding, Common stock subject to possible redemption	16,801,305	27,584,102
Basic and diluted net income (loss) per share, Common stock subject to possible redemption	$0.00	$0.00

Non-Redeemable Common Stock
Numerator: Net Loss minus Net Earnings
Net loss	$(291,365)	$(449,559)
Less: Net income allocable to Common stock subject to possible redemption	—	—
Non-Redeemable Net Loss	$(291,365)	$(449,559)
Denominator: Weighted Average Non-redeemable Common stock
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	5,236,195	4,211,844
Basic and diluted net loss per share, Non-redeemable common stock	$(0.06)	$(0.11)

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

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06 — “Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”)”, to simplify accounting for certain financial instruments ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

ASTREA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

NOTE 3. PUBLIC OFFERING

Pursuant to the Proposed Public Offering, the Company sold 17,250,000 Units, inclusive of 2,250,000 Units sold to the underwriters on February 18, 2021 upon the underwriters’ election to fully exercise their over-allotment option, at a price of $10.00 per Unit. Each Unit consists of one share of common stock and one-half of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of common stock at an exercise price of $11.50 per share (see Note 8).

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of Initial Public Offering, the Sponsor purchased an aggregate of 430,000 Private Units at a price of $10.00 per Private Unit, for an aggregate purchase price of $4,300,000, in a private placement. The Sponsor has agreed to purchase up to an additional 45,000 Private Units, at a price of $10.00 per Private Unit, or $450,000 in the aggregate, if the over-allotment option is exercised in full or in part by the underwriters. On February 18, 2021, in connection with the underwriters’ election to fully exercise their over-allotment option, the Company sold an additional 45,000 Private Units to the Sponsor, at a price of $10.00 per Private Unit, generating gross proceeds of $450,000. Each Private Warrant entitles the holder to purchase one share of common stock at a price of $11.50 per full share, subject to adjustment (see Note 8). The proceeds from the Private Units were added to the proceeds from the Proposed Public Offering to be held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Units will be worthless.

NOTE 5. RELATED PARTY TRANSACTIONS

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

Administrative Services Agreement

The Company entered into an agreement, commencing on February 3, 2021, through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of up to $10,000 per month for office space, utilities and secretarial support services. For the three and six months ended June 30, 2021, the Company incurred $30,000 and $50,000 in fees for these services, of which such amount is included in accrued expenses in the accompanying balance sheets.

ASTREA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

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

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon completion of a Business Combination into units at a price of $10.00 per unit. Such units would be identical to the Private Units. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. On March 17, 2021, the Company issued a promissory note for $350,000 in accordance with the Working Capital Loans. As of June 30, 2021, there is $350,000 outstanding under the Working Capital Loans.

On August 16, 2021, our Sponsor committed to provide us with an aggregate of $400,000 in loans through August 16, 2022. The loans, if issued, will be non-interest bearing, unsecured and will be repaid upon the consummation of an initial business combination. If the Company does not consummate an initial business combination, all amounts loaned to the Company will be forgiven except to the extent that we have funds available outside of the Trust Account to repay such loans.

NOTE 6. COMMITMENTS

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

ASTREA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

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

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 50,000,000 shares of common stock with a par value of $0.0001 per share. At June 30, 2021, there are 5,265,311 shares of common stock issued and outstanding, excluding 16,772,169 shares of common stock subject to possible redemption. At December 31, 2020, there were 4,312,500 shares of common stock issued and outstanding.

NOTE 8. WARRANTS

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

ASTREA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

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

ASTREA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

NOTE 9. FAIR VALUE MEASUREMENTS

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2021
Assets:
Marketable securities held in Trust Account	1	$172,529,691

Liabilities:
Warrant Liability – Private Placement Warrants	3	$156,750

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the consolidated statements of operations.

ASTREA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

Initial Measurement

The Company established the initial fair value for the Warrants on February 8, 2021, the date of the Company’s Initial Public Offering, using a binomial lattice model for the Public Warrants. The Company allocated the proceeds received from (i) the sale of Units (which is inclusive of one share of Common Stock and one-half of one Redeemable Warrant), and the sale of Private Warrants, first to the Warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to common stock subject to possible redemption based on their relative fair values at the initial measurement date. The Warrants were classified as Level 3 at the initial measurement date due to the use of unobservable inputs.

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

The key inputs into the binomial lattice model for the Private Warrants were as follows at March 31, 2021:

Input
Risk-free interest rate	0.97%
Effective expiration date	6/23/2026
Dividend yield	0.00%
Expected volatility	11.7%
Exercise price	$11.50
Unit Price	$9.64

The key inputs into the binomial lattice model for the Private Warrants were as follows at June 30, 2021:

Input
Risk-free interest rate	0.86%
Effective expiration date	6/23/2026
Dividend yield	0.00%
Expected volatility	13.4%
Exercise price	$11.50
Unit Price	$9.66

ASTREA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

The following table presents the changes in the fair value of warrant liabilities:

Private Warrant Liability
Fair value as of August 11, 2020	$—
Initial measurement on February 8, 2021 (IPO)	169,850
Initial measurement on February 18, 2021 (Over allotment)	17,775
Change in valuation inputs or other assumptions	(30,875)
Fair value as of June 30, 2021	$156,750

Level 3 financial liabilities consist of the Private Warrant liability for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation. Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate. There were no transfers between levels during the three and six months ended June 30, 2021.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On August 9, 2021, Astrea Acquisition Corp. entered into an Agreement and Plan of Merger, by and among Astrea, Peregrine Merger Sub, LLC (“HotelPlanner.com Merger Sub”), Lexyl Travel Technologies, LLC (“HotelPlanner.com”), Double Peregrine Merger Sub, LLC (“Reservations.com Merger Sub”), and Benjamin & Brothers, LLC (“Reservations.com”).

Following completion of the Transactions, the combined company will be organized in an umbrella partnership C corporation (“Up-C”) structure, in which substantially all of the assets and business of HotelPlanner.com, Reservations.com, and Astrea will be held by the Surviving Company. The combined company’s business will continue to operate through the Surviving Company and its subsidiaries.

The parties have ascribed an equity value of the combined company, following the Closing, of approximately $687.9 million, including contingent consideration. Immediately following the Closing, assuming all contingent consideration is paid and none of Astrea’s public stockholders seek to redeem their public shares for a pro rata portion of the funds in Astrea’s trust account established in connection with Astrea’s initial public offering (the “Trust Account”), the current members of HotelPlanner.com will own approximately 49% of the equity of the combined company, the current members of Reservations.com will own approximately 19% of the equity of the combined company, Astrea’s public stockholders will own approximately 25% of the equity of the combined company, and Astrea Acquisition Sponsor, LLC, Astrea’s sponsor and an affiliate of certain officers and directors of Astrea (“Sponsor”), will own approximately 7% of the equity of the combined company.

ASTREA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

The Closing is expected to occur in the fourth quarter of 2021, following the receipt of required approval by the stockholders of Astrea, required regulatory approvals, and the fulfilment of other customary conditions.

Tax Receivable Agreement

In addition, in connection with the Closing, Astrea, the Surviving Company, and the Pre-Closing Holders will enter into a tax receivable agreement. Pursuant to the Tax Receivable Agreement, Astrea will be required to pay 85% of certain tax benefits, if any, that it realizes (or in certain cases is deemed to realize) as a result of any increases in tax basis and certain other tax attributes and tax benefits related to the payment of the cash or stock consideration pursuant to the Merger Agreement and any exchange of HotelPlanner.com Units for shares of Class A Common Stock or cash in the future.

Registration Rights Agreement

In connection with the Closing, Astrea, the Sponsor, and the Pre-Closing Holders will enter into an amended and restated registration rights agreement (“A&R Registration Rights Agreement”) pursuant to which the Sponsor and Pre-Closing Holders will be granted customary demand and piggy-back registration rights with respect to the Class A Common Stock beneficially held by them, directly or indirectly.

Sponsor Agreement

Concurrently with the execution of the Merger Agreement, Astrea, the Sponsor, and HotelPlanner.com entered into an agreement (“Sponsor Agreement”) which contains a voting agreement and lock-up, among other agreements of the Sponsor. Pursuant to the Sponsor Agreement, the Sponsor has agreed to vote or cause to be voted all shares of Astrea’s common stock beneficially held by it (i) in favor of approval of the adoption of the Merger Agreement, the approval of the Transactions, and each other proposal presented by Astrea for approval by Astrea’s stockholders, and (ii) against (x) any proposal or offer from any other person (other than HotelPlanner.com, Reservations.com, and their affiliates) with respect to certain competing transactions, (y) any change in Astrea’s business or in the composition of Astrea’s board of directors (other than in connection with the Transactions) and (z) any action, proposal, transaction, or agreement that could reasonably be expected to materially impede, interfere with, delay, discourage, adversely affect or inhibit the timely consummation of the Transactions or the fulfillment of Astrea’s obligations under the Merger Agreement or change in any manner the voting rights of any class of shares of Astrea (including any amendments to Astrea’s certificate of incorporation or bylaws other than in connection with the Transactions). Pursuant to the Sponsor Agreement, the Sponsor has also agreed to comply with certain covenants relating to exclusivity, confidentiality, and publicity contained in the Merger Agreement and not to transfer (except for certain permitted transfers) any of the equity securities of Astrea held by Sponsor until the earlier of the Closing or the termination of the Merger Agreement in accordance with its terms.

ASTREA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

HotelPlanner.com Support Agreement

Concurrently with the execution of the Merger Agreement, Astrea, HotelPlanner.com, and each of HotelPlanner.com’s members entered into agreements (“HotelPlanner.com Support Agreements”) which contain a voting agreement and lock-up, among other agreements of the members. Pursuant to the HotelPlanner.com Support Agreements, HotelPlanner.com’s members agreed to comply with certain covenants relating to exclusivity, confidentiality, and publicity contained in the Merger Agreement and not to transfer any of the equity securities of HotelPlanner.com or of Astrea held by them until the Closing or earlier termination of the Merger Agreement in accordance with its terms. The members also agreed to vote all of their HotelPlanner.com units (i) in favor of the Merger Agreement and the Transactions, (ii) against any proposal, offer, or submission with respect to the merger, consolidation, combination, sale of substantial assets, reorganization, recapitalization, dissolution, liquidation, or winding up of HotelPlanner.com other than the Merger Agreement and Transactions, (iii) against any proposal in opposition to the Merger Agreement or in competition with or inconsistent with the Merger Agreement or the Transactions, and (iv) against any proposal, action, or agreement that would impede, frustrate, prevent, or nullify any provision of the HotelPlanner.com Support Agreement, result in a breach of any covenant, representation, or warranty of HotelPlanner.com, result in the failure of any conditions in the Merger Agreement, or change in any manner the voting rights of any class of equity securities of HotelPlanner.com. Pursuant to the HotelPlanner.com Support Agreements, each HotelPlanner.com member also agreed not to transfer (except for certain permitted transfers) any of the equity securities of HotelPlanner.com or of Astrea held by such member until the earlier of the Closing or the termination of the Merger Agreement in accordance with its terms.

Reservations.com Support Agreement

Concurrently with the execution of the Merger Agreement, Astrea, Reservations.com and each of Reservations.com’s members entered into agreements (“Reservations.com Support Agreements”) which contain a voting agreement and lock-up, among other agreements of the members. Pursuant to the Reservations.com Support Agreements, Reservations.com’s members agreed to comply with certain covenants relating to exclusivity, confidentiality, and publicity contained in the Merger Agreement and not to transfer any of the equity securities of Reservations.com or of Astrea held by them until the Closing or earlier termination of the Merger Agreement in accordance with its terms. The members also agreed to vote all of their Reservations.com units (i) in favor of the Merger Agreement and the Transactions, (ii) against any proposal, offer, or submission with respect to the merger, consolidation, combination, sale of substantial assets, reorganization, recapitalization, dissolution, liquidation, or winding up of Reservations.com other than the Merger Agreement and Transactions, (iii) against any proposal in opposition to the Merger Agreement or in competition with or inconsistent with the Merger Agreement or the Transactions, and (iv) against any proposal, action, or agreement that would impede, frustrate, prevent, or nullify any provision of the Reservations.com Support Agreement, result in a breach of any covenant, representation, or warranty of Reservations.com, result in the failure of any conditions in the Merger Agreement, or change in any manner the voting rights of any class of equity securities of Reservations.com. Pursuant to the Reservations.com Support Agreements, each Reservations.com member also agreed not to transfer (except for certain permitted transfers) any of the equity securities of Reservations.com or of Astrea held by such member until the earlier of the Closing or the termination of the Merger Agreement in accordance with its terms.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from August 11, 2020 (inception) through June 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2021, we had a net loss of $291,365, which consists of formation and operational costs of $289,297 and change in fair value of warrant liability of $21,375, offset by interest earned on marketable securities held in the Trust Account of $19,301 and interest income from the bank of $6.

For the six months ended June 30, 2021, we had a net loss of $449,559, which consists of formation and operational costs of $509,564 and transaction costs associated with the Initial Public Offering of $567, offset by change in fair value of warrant liability of $30,875, interest earned on marketable securities held in the Trust Account of $29,691 and interest income from the bank of $6.

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

For the six months ended June 30, 2021, cash used in operating activities was $1,075,706. Net loss of $449,559 was affected by interest earned on marketable securities held in the Trust Account of $29,691, change in fair value of warrant liability of $30,875 and transaction costs associated with the Initial Public Offering of $567. Changes in operating assets and liabilities used $566,148 of cash for operating activities.

As of June 30, 2021, we had marketable securities held in the Trust Account of $172,529,691 (including $29,691 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through June 30, 2021, we have not withdrawn any interest earned from the Trust Account.

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

As of June 30, 2021, we had cash of $133,058. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

For the three months ended March 31, 2021, we determined that there was substantial doubt about our ability to continue as a going concern through one year from the date of the March 31, 2021 report. Substantial doubt has since been alleviated as described in Note 1, and therefore we do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Warrant Liability

We account for the Warrants in accordance with the guidance contained in ASC 815-40 under which the Private Placement Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the Private Placement Warrants as liabilities at their fair value and adjust the Private Placement Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations. The Private Placement Warrants are valued using binomial lattice model.

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

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06 — “Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”)”, to simplify accounting for certain financial instruments ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation and in light of the material weakness in internal controls described below, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective. Our internal control over financial reporting did not result in the proper accounting classification of the Private Warrants due to the inappropriate application of accounting guidance related to complex financial instruments, which includes imbedded derivatives. Due to this error’s impact on our financial statements, we determined this to be a material weakness. This error in classification was brought to our attention only when the SEC issued a Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) dated April 12, 2021 (the “SEC Statement”). In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10 Q present fairly in all material respects to our financial positions, results of operations and cash flows for the periods presented.

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

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “SEC Statement”). The SEC Statement advises, among other things, that certain adjustments generally present in SPAC warrants preclude such warrants from being accounted for as equity. As a result of the SEC Statement, we reevaluated the accounting treatment of the Private Warrants and determined to classify the Private Warrants as liabilities measured at fair value, with changes in fair value recognized in the statements of operations in the period of change.

As a result, included on our balance sheet as of June 30, 2021 is a derivative liability related to embedded features contained within our Private Warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statements of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our Private Warrants each reporting period and that the amount of such gains or losses could be material.

We have identified a material weakness in our internal control over financial reporting as of June 30, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

Following the issuance of the SEC Statement, our management concluded that our internal control over financial reporting was not effective as of June 30, 2021 due to the existence of material weaknesses in such controls, and we have also concluded that our disclosure controls and procedures were not effective as of June 30, 2021 due to material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

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

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASTREA ACQUISITION CORP.

Date: August 23, 2021	By:	/s/ Felipe Gonzalez
	Name:	Felipe Gonzalez
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 23, 2021	By:	/s/ Jose Luis Cordova
	Name:	Jose Luis Cordova
	Title:	Chief Financial Officer and Director
(Principal Financial and Accounting Officer)