Form 10-Q
period 2021-09-30
Astrea Acquisition Corp.
filed 2021-11-23
CIK 1824211

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2021

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

As of November 23, 2021, 22,037,500 shares of common stock, par value $0.0001 per share, were issued and outstanding.

ASTREA ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

TABLE OF CONTENTS

Page
Part I. Financial Information
Item 1. Financial Statements	1
Condensed Balance Sheets as of September 30, 2021 (Unaudited) and December 31, 2020	1
Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2021 and for the Period from August 11, 2020 (Inception) through September 30, 2020 (Unaudited)	2
Condensed Statements of Changes in Stockholders’ (Deficit) Equity for the Three and Nine Months Ended September 30, 2021 and for the Period from August 11, 2020 (Inception) through September 30, 2020 (Unaudited)	3
Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2021 and for the Period from August 11, 2020 (Inception) through September 30, 2020 (Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	22
Item 4. Controls and Procedures	22

Part II. Other Information
Item 1A. Risk Factors	23
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 5. Other Information	24
Item 6. Exhibits	25

Part III. Signatures	26

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

ASTREA ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash	$51,562	$—
Prepaid expenses	503,361	—
Total Current Assets	554,923	—

Deferred offering costs	—	110,125
Cash and marketable securities held in Trust Account	172,550,024	—
TOTAL ASSETS	$173,104,947	$110,125

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accrued expenses	$359,436	$450
Promissory note – related party	425,000	85,302
Total Current Liabilities	784,436	85,752

Warrant liabilities	396,625	—
Total Liabilities	1,181,061	85,752

Commitments
Common stock subject to possible redemption 17,250,000 and no shares at redemption value as of September 30, 2021 and December 31, 2020, respectively	172,500,000	—

Stockholders’ (Deficit) Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0001 par value; 50,000,000 shares authorized; 4,787,500 and 4,312,500 shares issued and outstanding (excluding 17,250,000 and no shares subject to possible redemption) as of September 30, 2021 and December 31, 2020, respectively (1)	479	431
Additional paid-in capital	671,404	24,569
Accumulated deficit	(1,247,997)	(627)
Total Stockholders’ (Deficit) Equity	(576,114)	24,373
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$173,104,947	$110,125

(1)	At December 31, 2020, included up to 562,500 shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 6).

The accompanying notes are an integral part of the unaudited condensed financial statements.

ASTREA ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021	For the Period from August 11, 2020 (Inception) Through September 30, 2020
Formation and operating costs	$578,271	$1,087,835	$177
Loss from operations	(578,271)	(1,087,835)	(177)

Other income (expense):
Interest earned on marketable securities held in Trust Account	19,788	49,479	—
Unrealized gain on marketable securities held in Trust Account	545	545
Interest income – bank	2	8	—
Change in fair value of warrant liability	(239,875)	(209,000)	—
Transaction costs associated with Initial Public Offering	—	(567)	—
Total other expense, net	(219,540)	$(159,535)	—

Net loss	$(797,811)	$(1,247,370)	$(177)

Basic and diluted weighted average shares outstanding, Common stock	22,037,500	$19,320,330	3,750,000
Basic and diluted net loss per share, Common stock	$(0.04)	$(0.06)	$(0.00)

The accompanying notes are an integral part of the unaudited condensed financial statements.

ASTREA ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

RESTATED

	Common Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance – January 1, 2021	4,312,500	$431	$24,569	$(627)	$24,373

Accretion of Common Stock to redemption value	—	—	(3,916,059)	—	(3,916,059)

Sale of 475,000 Private Placement Units	475,000	48	4,562,894	—	4,562,942

Net loss	—	—	—	(158,194)	(158,194)

Balance – March 31, 2021 (restated)	4,787,500	$479	$671,404	$(158,821)	$513,062

Net loss	—	—	—	(291,365)	(291,365)

Balance – June 30, 2021 (restated)	4,787,500	$479	$671,404	$(450,186)	$221,697

Net loss	—	—	—	(797,811)	(797,811)

Balance – September 30, 2021	4,787,500	$479	$671,404	$(1,247,997)	$(576,114)

FOR THE PERIOD FROM AUGUST 11, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020

	Common Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance – August 11, 2020 (Inception)	—	$—	$—	$—	$—

Issuance of common stock to Sponsor	4,312,500	431	24,569	—	25,000

Net loss	—	—	—	(177)	(177)

Balance – September 30, 2020	4,312,500	$431	$24,569	$(177)	$24,823

The accompanying notes are an integral part of the unaudited condensed financial statements.

ASTREA ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,	For the Period from August 11, 2020 (Inception) through September 30,
	2021	2020

Cash Flows from Operating Activities:
Net loss	$(1,247,370)	$(177)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liabilities	209,000	—
Interest earned on marketable securities held in Trust Account	(49,479)	—
Unrealized gain on marketable securities held in Trust Account	(545)
Transaction costs incurred in connection with warrant liability	567	—
Changes in operating assets and liabilities:
Prepaid expenses	(503,361)	—
Accrued expenses	358,986	—
Net cash used in operating activities	(1,232,202)	(177)

Cash Flows from Investing Activities:
Investment in cash into Trust Account	(172,500,000)	—
Net cash used in investing activities	(172,500,000)	—

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts	169,050,000	—
Proceeds from sale of Private Placement Units	4,750,000	—
Proceeds from promissory note	—	177
Proceeds from promissory note – related party	469,759	—
Repayment of promissory note – related party	(130,061)	—
Payment of offering costs	(355,934)	—
Net cash provided by financing activities	173,783,764	177

Net Change in Cash	51,562	—
Cash – Beginning of period	—	—
Cash – End of period	$51,562	$—

Non-cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$17,500
Issuance of Representative Shares/Founder Shares	$—	$25,000
Initial classification of common stock subject to possible redemption	$172,500,000	—
Accretion of common stock subject to possible redemption	$(3,916,059)	$—
Initial classification of warrant liabilities	(187,625)	—

The accompanying notes are an integral part of the unaudited condensed financial statements.

ASTREA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

As of September 30, 2021, the Company had not commenced any operations. All activity for the period from August 11, 2020 (inception) through September 30, 2021 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination, which the company has done and is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

ASTREA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Units, although substantially all of the net proceeds are intended to be applied generally toward completing a Business Combination. The Company must complete a Business Combination having an aggregate fair market value of at least 80% of the assets held in the Trust Account (as defined below) (excluding taxes payable on income earned on the Trust Account) at the time of the agreement for the initial Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.

The Company is required to provide its stockholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The Company has determined to provide this opportunity through a stockholder meeting in connection with its currently planned proposed Business Combination described below. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 immediately prior to or upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. In connection with its currently proposed Business Combination, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules. The Sponsor has agreed to vote its Founder Shares (as defined in Note 6) and its Private Shares (as defined in Note 6) (a) in favor of approving the Business Combination and (b) not to redeem any shares in connection with a stockholder vote to approve the Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against the proposed Business Combination.

The Sponsor has agreed (a) to waive its redemption rights with respect to its Founder Shares, Private Shares and any Public Shares held by it in connection with the completion of a Business Combination, (b) to waive its liquidation rights with respect to the Founder Shares and Private Shares if the Company fails to complete a Business Combination by February 8, 2023 and (c) not to propose an amendment to the Amended and Restated Certificate of Incorporation that would affect a public stockholders’ ability to convert or sell their shares to the Company in connection with a Business Combination or affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a Business Combination, unless the Company provides the public stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

The Company will have up until February 8, 2023 to complete a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period and such period is not otherwise extended by the Company’s stockholders, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes (less up to $100,000 to pay liquidation expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

ASTREA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below $10.00 per Public Share, except as to any claims by a third party who executed a valid and enforceable agreement with the Company waiving any right, title, interest or claim of any kind they may have in or to any monies held in the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s independent auditors), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity and Going Concern

As of September 30, 2021, the Company had $51,562 in its operating bank accounts, and an adjusted working capital deficit of $109,213, which excludes franchise and income taxes payable of $120,300, of which such amounts will be paid from interest earned on the Trust Account. As of September 30, 2021, approximately $50,024 of the amount on deposit in the Trust Account represents interest income, which is available to pay the Company’s tax obligations. As of September 30, 2021, the Sponsor advanced the Company an aggregate of $425,000 to cover expenses related to the Business Combination. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion. On August 16, 2021, the Sponsor has committed to provide the Company with an aggregate of up to $400,000 in loans through August 16, 2022 if needed (see Note 6).

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

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with the preparation of the Company’s financial statements as of September 30, 2021, management determined that the Company should restate its previous financial statements issued as at February 8th, 2021 and for the quarters ended March 30, 2021 and June 30, 2021. The Company determined, at the closing of the Company’s Initial Public Offering, the Company improperly classified its common stock subject to possible redemption. The Company previously classified a portion of the common stock subject to redemption in stockholders’ equity when it should have been recorded as temporary equity. Management determined that the Public Shares underlying the Units issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that the redemption value should include all shares of common stock subject to possible redemption, resulting in the common stock subject to possible redemption being equal to their redemption value. This resulted in a restatement of the initial carrying value of the common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and common stock.

In connection with the change in presentation for the common stock subject to redemption, the Company also restated its earnings per share calculation to allocate net income (loss) to its one class of common stock compared to the previous computation that allocated net income (loss) between redeemable and non-redeemable common stock. On September 30, 2021, the company had 17, 250,000 Shares of redeemable common stock and 4,787,500 Shares of non-redeemable common stock comprising 4,312,500 shares issued on August 11, 2020 (including 562,500 shares no longer subject to forfeiture) and 475,000 Private Placement Shares issued on February 8, 2021 to the Sponsors.

ASTREA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

There has been no change in the Company’s total assets, liabilities or operating results as a result of the error.

The impact of the restatement on the Company’s financial statements is reflected in the following table.

	As Previously Reported	Adjustment	As Restated
Condensed Balance Sheet as of February 8, 2021
Common stock subject to possible redemption	$145,670,685	$4,329,315	$150,000,000
Common stock	$517	$(43)	$474
Additional paid-in capital	$5,000,681	$(4,329,272)	$671,409
Accumulated deficit	$(1,194)	$—	$(1,194)
Total Stockholders’ Equity (Deficit)	$5,000,004	$(4,329,315)	$670,689
Number of Shares subject to possible redemption	14,567,067	432,931	15,000,000

Condensed Balance Sheet as of March 31, 2021 (unaudited)
Common stock subject to possible redemption	$168,103,053	$4,447,337	$172,500,000
Common stock	$524	$(45)	$479
Additional paid-in capital	$5,158,306	$4,486,902	$671,404
Accumulated deficit	$(158,821)	$—	$(158,821)
Total Stockholders’ Equity (Deficit)	$5,000,009	$(4,486,947)	$513,062
Number of Shares subject to possible redemption	16,801,305	448,695	17,250,000

Condensed Balance Sheet as of June 30, 2021 (unaudited)
Common stock subject to possible redemption	$167,721,690	$4,777,600	$172,500,000
Common stock	$527	$(48)	$479
Additional paid-in capital	$5,449,666	$4,778,262)	$671,404
Accumulated deficit	$(450,186)	$—	$(450,186)
Total Stockholders’ Equity (Deficit)	$5,000,007	$(4,778,310)	$(221,697)
Number of Shares subject to possible redemption	16,772,169	477,831	17,250,000

Condensed Statement of Operations for the Three Months ended March 31, 2021 (unaudited)
Basic and diluted weighted average shares outstanding, Common stock subject to possible redemption	16,187,069	(16,187,069)	—
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	4,583,244	(4,583,244)	—
Basic and diluted net loss per share, Non-redeemable common stock	$(0.03)	$0.03	$—
Basic and diluted weighted average shares outstanding, Common stock	—	13,795,417	13,795,417
Basic and diluted net loss per share, Common stock	—	(0.01)	(0.01)

Condensed Statement of Operations for the Three Months Ended June 30, 2021 (Unaudited)
Basic and diluted weighted average shares outstanding, Common stock subject to possible redemption	16,801,305	(16,801,305)	—
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	5,236,195	(5,236,195)	—
Basic and diluted net income per share, Non-redeemable common stock	$(0.06)	$0.06	—
Basic and diluted weighted average shares outstanding, Common stock	—	22,037,500	22,037,500
Basic and diluted net loss per share, Common stock	—	(0.01)	(0.01)

Condensed Statement of Operations for the Six months ended June 30, 2021 (Unaudited)
Basic and diluted weighted average shares outstanding, Common stock subject to possible redemption	27,584,102	(27,584,102)	—
Basic and diluted net income per share, Common stock subject to possible redemption	—	—	—
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	4,211,844	(4,211,844)	—
Basic and diluted net income per share, Non-redeemable common stock	(0.11)	0.11	—
Basic and diluted weighted average shares outstanding, Common stock	—	17,939,227	17,939,227
Basic and diluted net loss per share, Common stock	—	(0.03)	(0.03)

Condensed Statement of Changes in Shareholders’ Equity (Deficit) for the Three months ended March 31, 2021 (Unaudited)
Sale of 17,250,000 units, net of underwriting discounts, offering costs and warrant liability	$168,694,066	(168,694,066)	—
Accretion for common stock subject to redemption amount	$—	(3,916,059)	(3,916,059)
Total shareholders’ equity (deficit)	$5,000,004	$(4,329,315)	$670,689

Condensed Statement of Changes in Shareholders’ Equity (Deficit) for the Three Months ended June 30, 2021 (Unaudited)
Total shareholders’ equity (deficit)	$5,000,009	$(4,486,947)	$513,062

Condensed Statement of Cash Flows for the Three Months Ended March 31, 2021 (Unaudited)
Non-cash investing and financing activities
Initial classification of common stock ordinary shares subject to possible redemption	$168,170,685	$4,329,315	$172,500,000
Change in value of common stock ordinary shares subject to possible redemption	$(157,632)	$157,632	$—
Accretion of common stock subject to possible redemption	$—	(3,916,059)	$(3,916,059)

Condensed Statement of Cash Flows for the Six months ended June 30, 2021 (Unaudited)
Non-cash investing and financing activities
Initial classification of common stock ordinary shares subject to possible redemption	$168,170,685	$4,329,315	$172,500,000
Change in value of common stock ordinary shares subject to possible redemption	$(448,995)	$448,995	$—
Accretion of common stock subject to possible redemption	$—	(3,916,059)	$(3,916,059)

ASTREA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on February 4, 2021. The interim results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these condensed financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021 and December 31, 2020.

Marketable Securities Held in Trust Account

At September 30, 2021, substantially all of the assets held in the Trust Account were in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information. At December 31, 2020, there were no assets held in the Trust Account.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of September 30, 2021, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

ASTREA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

At September 30, 2021, the common stock reflected in the condensed balance sheet are reconciled in the following table:

Gross proceeds	$172,500,000
Less:
Common stock issuance costs	$(3,916,059)
Plus:
Accretion of carrying value to redemption value	$3,916,059

Common stock subject to possible redemption	$172,500,000

Warrant Liabilities

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the private warrants was estimated using the Binomial Lattice Model (see Note 10).

Convertible Instruments

The Company accounts for its promissory notes that feature conversion options in accordance with ASC No. 815, Derivatives and Hedging Activities (“ASC No. 815”). ASC No. 815 requires companies to bifurcate conversion options from their host instruments and account for them as freestanding derivative financial instruments according to certain criteria. The criteria includes circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) a promissory note that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable GAAP with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2021, due to the valuation allowance recorded on the Company’s net operating losses, the change in fair value of the warrant liability and the transaction costs incurred in connection with the warrant liability.

Net income (Loss) per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per share of common stock is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the respective period. Accretion associated with the redeemable shares of common stock is excluded from income (loss) per common share as the redemption value approximates fair value.

The calculation of diluted income (loss) per common stock does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 8,862,500 shares of common stock in the aggregate. As of September 30, 2021 and 2020, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per common stock is the same as basic net income (loss) per common stock for the periods presented.

ASTREA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021	For the Period From August 11, 2020 (Inception) Through September 30, 2020
Basic and diluted net income ( loss) per common stock
Numerator:
Allocation of net income (loss), as adjusted	$(797,811)	$(1,247,370)	$(177)
Denominator:
Basic and diluted weighted average shares outstanding	22,037,500	19,320,330	3,750,000

Basic and diluted net income (loss) per common stock	$(0.04)	$(0.06)	$(0.00)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature, except for warrant liabilities (see Note 10.)

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas.  ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the impact, if any, that ASU2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

ASTREA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

NOTE 4. PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 17,250,000 Units, inclusive of 2,250,000 Units sold to the underwriters on February 18, 2021 upon the underwriters’ election to fully exercise their over-allotment option, at a price of $10.00 per Unit. Each Unit consists of one share of common stock and one-half of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of common stock at an exercise price of $11.50 per share (see Note 9).

NOTE 5. PRIVATE PLACEMENT

Simultaneously with the closing of Initial Public Offering, the Sponsor purchased an aggregate of 430,000 Private Units at a price of $10.00 per Private Unit, for an aggregate purchase price of $4,300,000, in a private placement. The Sponsor has agreed to purchase up to an additional 45,000 Private Units, at a price of $10.00 per Private Unit, or $450,000 in the aggregate, if the over-allotment option was exercised in full or in part by the underwriters. On February 18, 2021, in connection with the underwriters’ election to fully exercise their over-allotment option, the Company sold an additional 45,000 Private Units to the Sponsor, at a price of $10.00 per Private Unit, generating gross proceeds of $450,000. Each Private Warrant entitles the holder to purchase one share of common stock at a price of $11.50 per full share, subject to adjustment (see Note 9). The proceeds from the Private Units were added to the proceeds from the Initial Public Offering to be held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Units will be worthless.

NOTE 6. RELATED PARTY TRANSACTIONS

Founder Shares

On August 11, 2020, the Sponsor paid $25,000 to cover certain offering costs of the Company in consideration for 4,312,500 shares of common stock (the “Founder Shares”). The Founder Shares included an aggregate of up to 562,500 shares that were subject to forfeiture by the Sponsor. As a result of the underwriters’ election to fully exercise their over-allotment option on February 18, 2021, no Founder Shares are currently subject to forfeiture.

The Sponsor has agreed, subject to certain limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier of nine months after the date of the consummation of a Business Combination and the date on which the closing price of the Company’s common stock equals or exceeds $12.50 per share (as adjusted for share splits, share dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after the Business Combination, or earlier if, subsequent to a Business Combination, the Company consummates a liquidation, merger, stock exchange or other similar transaction which results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Administrative Services Agreement

The Company entered into an agreement, commencing on February 3, 2021, through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of up to $10,000 per month for office space, utilities and secretarial support services. For the three and nine months ended September 30, 2021, the Company incurred $30,000 and $80,000 in fees for these services, respectively. For the period from August 11, 2020 (inception) through September 30, 2020, the Company did not incur any fees for these services. A total of $80,000 and $0 is included in accrued expenses in the accompanying balance sheets at September 30, 2021 and December 31, 2020, respectively.

ASTREA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

Promissory Note — Related Party

On August 19, 2020, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $150,000. The Promissory Note was amended on December 31, 2020, such that it is non-interest bearing and payable on the earlier of (i) June 30, 2021 or the consummation of the Initial Public Offering. The outstanding under the Promissory Note of $130,061 was repaid on February 22, 2021.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon completion of a Business Combination into units at a price of $10.00 per unit. Such units would be identical to the Private Unit.

On March 17, 2021 and August 25, 2021 the Company entered into convertible promissory notes with the Sponsor pursuant to which the Sponsor agreed to loan the Company up to an aggregate principal amount of $1,500,000 (the “Convertible Promissory Note”). The Convertible Promissory Notes are non-interest bearing and payable on the earlier of the date on which the Company consummates a Business Combination or the date that the winding up of the Company is effective. If the Company does not consummate a Business Combination, the Company may use a portion of any funds held outside the Trust Account to repay the Promissory Notes; however, no proceeds from the Trust Account may be used for such repayment. Up to $1,500,000 of the Convertible Promissory Note may be converted into units at a price of $10.00 per unit at the option of the Sponsor. The units would be identical to the Private Units. As of September 30, 2021, the outstanding principal balance under the Convertible Promissory Note amounted to an aggregate of $425,000. Subsequent to September 30, 2021, the Company borrowed an additional $200,000, the principal balance of the Promissory Note amounted to an aggregate of $625,000 (see Note 11).

The Company analyzed the conversion option imbedded in the Convertible Promissory Notes under ASC 470-20 and determined it should be accounted for as a separate derivative, however, the fair value was determined to be insignificant to the company’s financial positions and result of operations.

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

SEPTEMBER 30, 2021

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

Agreement and Plan of Merger

On August 9, 2021, the Company entered into an Agreement and Plan of Merger, by and among Astrea, Peregrine Merger Sub, LLC (“HotelPlanner.com Merger Sub”), Lexyl Travel Technologies, LLC (“HotelPlanner.com”), Double Peregrine Merger Sub, LLC (“Reservations.com Merger Sub”), and Benjamin & Brothers, LLC (“Reservations.com”).

Following completion of the Transactions, the combined company will be organized in an umbrella partnership C corporation (“Up-C”) structure, in which (1) HotelPlanner.com will own substantially all of the assets and business of HotelPlanner.com and Reservations.com and (2) the Company, to be renamed HotelPlanner Inc., will be the holding company for the combined enterprise’s business, holding a minority of the HotelPlanner.com common units, and its assets, which currently consist of cash both within and outside of the Trust Account, will be distributed to HotelPlanner.com after payment of transactional expenses and funds to the Company’s public stockholders exercising their redemption rights described herein. Following the closing, interests in HotelPlanner.com will be the Company’s sole asset and the Company will be the sole manager of HotelPlanner.com.

The parties have ascribed an equity value of the combined company, following the closing, of approximately $687.9 million, including contingent consideration. Immediately following the closing, assuming all contingent consideration is paid and none of the Company’s public stockholders seek to redeem their public shares for a pro rata portion of the funds in Trust Account and assuming the members of HotelPlanner.com and Reservations.com elect to receive an aggregate of $35 million of cash consideration, the current members of HotelPlanner.com will own approximately 48.7% of the equity of the combined company, the current members of Reservations.com will own approximately 18.9% of the equity of the combined company, the Company’s public stockholders will own approximately 25.1% of the equity of the combined company, the Sponsor will own approximately 7.0% of the equity of the combined company, and Perella Weinberg Partners, a financial advisor to HotelPlanner.com, will own approximately 0.4% of the equity of the combined company.

The closing is expected to occur in the fourth quarter of 2021, following the receipt of required approval by the stockholders of Astrea, required regulatory approvals, and the fulfilment of other customary conditions.

NOTE 8. STOCKHOLDERS’ (DEFICIT) EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 50,000,000 shares of common stock with a par value of $0.0001 per share. At September 30, 2021 and December 31, 2020, there are 4,787,500 and 4,312,500 shares of common stock issued and outstanding, excluding 17,250,000 and no shares of common stock subject to possible redemption which are presented as temporary equity, respectively.

ASTREA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

The Private Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Warrants and the shares of common stock issuable upon the exercise of the Private Warrants are not be transferable, assignable or saleable until after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Warrants will be exercisable for cash or on a cashless basis, at the holder’s option, and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

ASTREA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2021
Assets:
Marketable securities held in Trust Account	1	$172,550,024

Liabilities:
Warrant Liability – Private Placement Warrants	3	$396,625

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

SEPTEMBER 30, 2021

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

The key inputs into the binomial lattice model for the Private Warrants were as follows at September 30, 2021:

Input
Risk-free interest rate	0.92%
Effective expiration date	6/30/2026
Dividend yield	0.00%
Expected volatility	13.7%
Exercise price	$11.50
Unit Price	$9.96

ASTREA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

The following table presents the changes in the fair value of warrant liabilities:

Private Warrant Liability
Fair value as of August 11, 2020	$—
Initial measurement on February 8, 2021 (IPO)	169,850
Initial measurement on February 18, 2021 (Over allotment)	17,775
Change in valuation inputs or other assumptions	209,000
Fair value as of September 30, 2021	$396,625

Level 3 financial liabilities consist of the Private Warrant liability for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation. Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate. There were no transfers between levels during the three and nine months ended September 30, 2021.

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than outlined below, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the financial statements.

Related Party Promissory Note

On October 5, 2021, the Company issued an additional unsecured promissory note to the Sponsor (the “Promissory Note”) for $200,000 in accordance with the Working Capital Loans as described in Note 6.

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement of our financial statements as of March 31, 2021 and June 30, 2021. Management identified errors made in its historical financial statements where, at the closing of our Initial Public Offering, we improperly classified our common stock subject to possible redemption. The Company determined, at the closing of the Company’s Initial Public Offering, the Company improperly classified its common stock subject to possible redemption. The Company previously classified a portion of the common stock subject to redemption in stockholder equity when it should have been recorded as temporary equity. Management determined that the Public Shares underlying the Units issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that the redemption value should include all common stock subject to possible redemption, resulting in the common stock subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification error related to temporary equity and permanent equity. This resulted in a restatement to the initial carrying value of the common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and common stock.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from August 11, 2020 (inception) through September 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2021, we had a net loss of $797,811, which consists of a change in fair value of warrant liability of $239,875, interest earned from the bank of $2, interest earned on marketable securities held in the Trust Account of $19,788, and unrealized gain on marketable securities held in Trust Account of $545, offset by formation and operational costs of $578,271.

For the nine months ended September 30, 2021, we had a net loss of $1,247,370, which consists of transaction costs associated with the Initial Public Offering of $567, change in fair value of warrant liability of $209,000, interest income from the bank of $8, interest earned on marketable securities held in the Trust Account of $49,479 and unrealized gain on marketable securities held in the Trust Account of $545, offset by formation and operational costs of $1,087,835.

For the period from August 11, 2020 (inception) through September 30, 2020, we had a net loss of $177, which consists of formation and operational costs.

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

On February 18, 2021, in connection with the underwriters’ exercise of their over-allotment option in full, we consummated the sale of an additional 2,250,000 Units at a price of $10.00 per Unit, generating total gross proceeds of $22,500,000. In addition, we also consummated the sale of an additional 45,000 Private Units at $10.00 per Private Unit, generating total gross proceeds of $450,000.

Following the Initial Public Offering, the full exercise of the over-allotment option, and the sale of the Private Units, a total of $172,500,000 was placed in the Trust Account. We incurred $3,916,059 in Initial Public Offering related costs, including $3,450,000 of underwriting fees and $466,059 of other costs.

For the nine months ended September 30, 2021, cash used in operating activities was $1,232,202. Net loss of $1,247,370 was affected by interest earned on marketable securities held in the Trust Account of $49,479, unrealized gain on marketable securities held in the Trust Account of $545, change in fair value of warrant liability of $209,000 and transaction costs associated with the Initial Public Offering of $567. Changes in operating assets and liabilities used $144,375 of cash for operating activities.

For the period from August 11, 2020 (inception) through September 30, 2020, cash used in operating activities was $177 which consists of the net loss.

As of September 30, 2021, we had marketable securities held in the Trust Account of $172,550,024 (including $50,024 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through September 30, 2021, we have not withdrawn any interest earned from the Trust Account.

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

As of September 30, 2021, we had cash of $51,562. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

For the three months ended September 30, 2021, we determined that there was substantial doubt about our ability to continue as a going concern through one year from the date of the September 30, 2021 report. The Company will need to raise additional capital through loans or additional investments from its initial stockholders, officers or directors. The Company’s initial stockholders, officers or directors may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions resulted in the conclusion that there is substantial doubt about the Company’s ability to continue as a going concern through one year and one day from the issuance of this report. These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern. The Sponsor has committed to provide the Company with an aggregate of up to $400,000 in loans through August 16, 2022 if needed.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Convertible Instruments

The Company accounts for its promissory notes that feature conversion options in accordance with ASC No. 815, Derivatives and Hedging Activities (“ASC No. 815”). ASC No. 815 requires companies to bifurcate conversion options from their host instruments and account for them as freestanding derivative financial instruments according to certain criteria. The criteria includes circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) a promissory note that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable GAAP with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument.

Warrant Liabilities

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

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of September 30, 2021, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Net Income (Loss) Per Common Share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Net income (loss) per share of common stock is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the respective period. Accretion associated with the redeemable shares of common stock is excluded from income (loss) per common share as the redemption value approximates fair value.

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas.  ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the impact, if any, that ASU2020-06would have on its financial position, results of operations or cash flows.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed financial statements.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation and in light of the material weakness in internal controls described below, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. Due to the significance of the risk of material missatatement that the accounting for complex financial instruments has on our financial statements, we determined this to be a material weakness. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10 Q present fairly in all material respects to our financial positions, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, as management has identified a material weakness in our internal control over financial reporting, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments , the Company intends to address this material weakness by enhancing its processes to identify and appropriately apply applicable accounting requirements to better evaluate its research and understanding of the nuances of the complex accounting standards that apply to its financial statements. The Company’s current plans include providing enhanced access to accounting literature, research materials and documents and increased communication among its personnel and third-party professionals with whom it consults regarding complex accounting applications. The Company has also retained the services of a valuation expert to assist in valuation analysis of the Warrants on a quarterly basis.

PART II - OTHER INFORMATION

Item 1A. Risk Factors

As of the date of this Quarterly Report, there have been no material changes with respect to those risk factors previously disclosed in our Final Prospectus, dated February 3, 2021 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, except as set forth below. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

We identified a material weakness in our internal control over financial reporting relating to our complex financial instruments. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management also evaluates the effectiveness of our internal controls and we will disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described elsewhere in this report, in connection with the preparation of our financial statements as of September 30, 2021, management identified errors made in our historical financial statements where we improperly classified some of our common stock subject to possible redemption. We previously determined the common stock subject to possible redemption to be equal to the redemption value of $10.00 per share of common stock while also taking into consideration that a redemption cannot result in net tangible assets being less than $5,000,001 pursuant to our amended and restated certificate of incorporation. Management determined that the common stock issued during our initial public offering can be redeemed or become redeemable subject to the occurrence of future events considered outside our control. Therefore, management concluded that temporary equity should include all shares of common stock subject to possible redemption. As a result, management has noted a classification error related to temporary equity and permanent equity. This resulted in a restatement to the initial carrying value of the common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and common stock.  Management concluded that the foregoing constituted a material weakness as of September 30, 2021.

As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented. However, we cannot assure you that the foregoing will not result in any future material weaknesses or deficiencies in internal control over financial reporting. Even though we have strengthened our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

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

Item 5. Other Information

On August 16, 2021, the Sponsor committed to provide the Company with an aggregate of up to $400,000 in loans through August 16, 2022 if needed. Any loan made pursuant to this commitment will be non-interest bearing, unsecured and will be repaid upon the consummation of an initial business combination or converted into units at the option of the holder. If the Company does not consummate an initial business combination, all amounts loaned to the Company will be forgiven except to the extent that it has funds available outside of the Trust Account to repay such loans. As of September 30, 2021, no amounts were drawn under this commitment. As indicated above, upon consummation of a business combination, the holder will have the option, but not the obligation, to convert the principal balance of the note, in whole or in part, into units (the “Units”) of the Company, each Unit comprised of one share of the Company’s common stock and one-half of one warrant to purchase a share of the Company’s common stock at an exercise price of $11.50 per share, at a price of $10.00 per Unit. The Units issued as a result of conversion of the Note will be identical to the units issued by the Company in its initial public offering except that the warrants underlying the Units (i) will not be redeemable by the Company and (ii) may be exercised for cash or on a cashless basis so long as they are held by the initial holder or its permitted transferees.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
2.1+	Agreement and Plan of Merger, dated as of August 9, 2021, by and among Astrea Acquisition Corp., Peregrine Merger Sub, LLC, Lexyl Travel Technologies, LLC, Double Peregrine Merger Sub, LLC, and Benjamin & Brothers, LLC.
10.1+	Form of Tax Receivable Agreement.
10.2+	Form of A&R Registration Rights Agreement.
10.3+	Form of Sponsor Agreement, dated as of August 9, 2021, by and among Astrea Acquisition Corp., Astrea Acquisition Sponsor LLC, and Lexyl Travel Technologies, LLC.
10.4+	Form of HotelPlanner.com Support Agreement, dated as of August 9, 2021, by and among Astrea Acquisition Corp., Lexyl Travel Technologies, LLC, and certain members of Lexyl Travel Technologies, LLC.
10.5+	Form of Reservations.com Support Agreement, dated as of August 9, 2021, by and among Astrea Acquisition Corp., Benjamin & Brothers, LLC, and certain members of Benjamin & Brothers, LLC.
10.6*	Promissory note.
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

+	Incorporated by reference from the Company’s Current Report on Form 8-K dated August 9, 2021 and filed with the SEC on August 11, 2021.
*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASTREA ACQUISITION CORP.

Date: November 23, 2021	By:	/s/ Felipe Gonzalez
	Name:	Felipe Gonzalez
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 23, 2021	By:	/s/ Jose Luis Cordova
	Name:	Jose Luis Cordova
	Title:	Chief Financial Officer and Director
(Principal Financial and Accounting Officer)