Form 10-Q/A
period 2021-03-31
Astrea Acquisition Corp.
filed 2022-08-16
CIK 1824211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
Amendment No. 1

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
No  ☐
As of August 15, 2022, 22,037,500 shares of common stock, par value $0.0001 per share, were issued and outstanding.

ASTREA ACQUISITION CORP.
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2021

i

EXPLANATORY NOTE
Astrea Acquisition Corp. II (the “Company,” “we”, “our” or “us”) is filing this Amendment No. 1 to the Current Report on Form 10-Q/A (the “Amendment”) to amend its Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, as originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on July 23, 2021 (the “Original Filing”), to reflect changes to Note 2, Revision of Previously Issued Financial Statements.
In the Company’s previously issued financial statement, filed with the SEC on July 23, 2021, a portion of the public shares were classified as permanent equity to maintain stockholders’ equity greater than $5,000,000 on the basis that the Company could consummate its initial business combination only if the Company has net tangible assets of at least $5,000,001 under the Company’s charter. Thus, the Company can only complete a merger and continue to exist as a public company if there are sufficient public shares that do not redeem at the merger and so it was deemed appropriate to classify the portion of its public shares required to keep its stockholders’ equity above the $5,000,000 threshold as “shares not subject to redemption.”
However, in light of recent comment letters issued by the Securities & Exchange Commission (“SEC”) to several special purpose acquisition companies, management re-evaluated the Company’s application of ASC 480-10-99 to its accounting classification of public shares. Upon re-evaluation, management determined that the public shares include certain provisions that require classification of the public shares as temporary equity regardless of the minimum net tangible asset required by the Company to complete its initial business combination.
In addition, management determined that the over-allotment option granted to the underwriters is considered to be a freestanding financial instrument and meets the definition of a liability under ASC 480, “Distinguishing Liabilities from Equity” (ASC 480). The determination was based on the understanding that the over-allotment option may be exercised subsequent to the transfer of the securities from the underwriters to the investors and that the option should be detached from the initial securities before it is exercised. The over-allotment option liability is measured at fair value at inception and subsequently until it is exercised or expires, with changes in fair value presented in the statement of operations. On February 18, 2021, the underwriters fully exercised the option to purchase up to an additional 2,250,000 units. The over-allotment liability was eliminated upon the forfeiture of the unexercised option.
As a result, the Company’s management, together with the audit committee of the Company’s board of directors (“Audit Committee”), determined that the Original Financial Statement should be restated in this Amendment No. 1.
This Quarterly Report is also being filed to amend Part I, Item 4 “Controls and Procedures” of the Original Quarterly Report to include a revised conclusion that the disclosure controls and procedures were not effective due to the material weakness in the internal control over financial reporting related to the Company’s accounting for complex financial instruments, and Part II, Item 1A “Risk Factors” of the Original Quarterly Report in order to include a statement that the Company identified a material weakness in the internal control over financial reporting related to the Company’s accounting and reporting of complex financial instruments
Except as described above, this Amendment does not amend, update, or change any other items or disclosures in the Original Filing and does not purport to reflect any information or events subsequent to the filing thereof. As such, this Amendment speaks only as of the date the Original Filing was filed, and we have not undertaken herein to amend, supplement or update any information contained in the Original Filing to give effect to any subsequent events. Accordingly, this Amendment should be read in conjunction with the Original Filing and our filings made with the SEC subsequent to the filing of the Original Filing, including any amendment to those filings.

PART I - FINANCIAL INFORMATION
Item 1. Interim Financial Statements.
ASTREA ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(Unaudited) (Restated)
ASSETS
Current assets
Cash	$237,448	$—
Prepaid expenses	840,249	—

Total Current Assets	1,077,697	—
Deferred offering costs	—	110,125
Cash and marketable securities held in Trust Account	172,510,390	—

TOTAL ASSETS	$173,588,087	$110,125

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$89,650	$450
Promissory note – related party	350,000	85,302

Total Current Liabilities	439,650	85,752
Warrant liability	135,375	—

Total Liabilities	575,025	85,752

Commitments
Common stock subject to possible redemption; $0.0001 par value; 17,250,000 and no shares at redemption value as of March 31, 2021 and December 31, 2020, respectively	172,500,000	—
Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0001 par value; 50,000,000 shares authorized; 4,787,500 and 4,312,500 shares issued and outstanding (excluding 17,250,000 and no shares subject to possible redemption) as of March 31, 2021 and December 31, 2020, respectively (1)	479	431
Additional paid-in capital	554,160	24,569
Accumulated deficit	(41,577)	(627)

Total Stockholders’ Equity	513,062	24,373

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$173,588,087	$110,125

(1)	At December 31, 2020, included up to 562,500 shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 6).
The accompanying notes are an integral part of the unaudited condensed financial statements.

ASTREA ACQUISITION CORP.
CONDENSED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2021
(UNAUDITED)
(RESTATED)

Operation and formation costs	$220,267

Loss from operations	(220,267)
Other income (loss):
Interest earned on marketable securities held in Trust Account	10,390
Transaction costs associated with Initial Public Offering	(17,428)
Change in fair value of overallotment liability	134,105
Change in fair value of warrant liability	52,250

Total other income, net	179,317

Net loss	$(40,950)

Basic and diluted weighted average shares outstanding, common stock	13,795,417

Basic and diluted loss per share, common stock	$(0.00)

The accompanying notes are an integral part of the unaudited condensed financial statements.

ASTREA ACQUISITION CORP.
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2021
(UNAUDITED)
(RESTATED)

	Common Stock		Additional Paid	Accumulated	Total Stockholders’
	Shares	Amount	in Capital	Deficit	Equity
Balance – January 1, 2021	4,312,500	$431	$24,569	$(627)	$24,373
Fair value of Public Warrants	—	—	6,780,799	—	6,780,799
Sale of 475,000 Private Placement Units	475,000	48	4,562,894	—	4,562,942
Elimination of over-allotment option liability	—	—	614,257	—	614,257
Allocated value of transaction costs to warrants	—	—	(165,442)	—	(165,442)
Accretion of common stock to redemption value	—	—	(11,262,350)	—	(11,262,350)
Net loss	—	—	—	(40,950)	(40,950)

Balance – March 31, 2021	4,787,500	$479	$554,160	$(41,577)	$513,062

The accompanying notes are an integral part of the unaudited condensed financial statements.

ASTREA ACQUISITION CORP.
CONDENSED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2021
(UNAUDITED)
(RESTATED)

Cash Flows from Operating Activities:
Net loss	$(40,950)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liability	(52,250)
Change in value of overallotment liability	(134,105)
Interest earned on marketable securities held in Trust Account	(10,390)
Transaction costs associated with Initial Public Offering	17,428
Changes in operating assets and liabilities:
Prepaid expenses	(840,249)
Accounts payable and accrued expenses	89,200

Net cash used in operating activities	(971,316)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	$(172,500,000)

Net cash used in investing activities	(172,500,000)

Cash Flows from Financing Activities
Proceeds from sale of Units, net of underwriting discounts paid	$169,050,000
Proceeds from sale of Private Placement Units	4,750,000
Repayment of promissory note – related party	(85,302)
Promissory note – related party	350,000
Payment of offering costs	(355,934)

Net cash provided by financing activities	173,708,764

Net Change in Cash	237,448
Cash – Beginning of period	—

Cash – End of period	$237,448

Non-Cash investing and financing activities:
Initial Classification of Warrant Liability	$187,625

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
Transaction costs amounted to $4,664,421, consisting of $3,450,000 of underwriting fees, $466,059 of deferred underwriting fees, and $748,362 of other offering costs.
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
NOTE 2. REVISION OF PREVIOUSLY ISSUED FINANCIAL STATEMENT
In connection with the preparation of the Company’s financial statements as of March 31, 2021, management determined that the Company should restate its previous financial statements for the quarter ended March 31, 2021. The Company determined, at the closing of the Company’s Initial Public Offering, the Company improperly classified its common stock subject to possible redemption. The Company previously classified a portion of the common stock subject to redemption in stockholders’ equity when it should have been recorded as temporary equity. Management determined that the Public Shares underlying the Units issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that the redemption value should include all shares of common stock subject to possible redemption, resulting in the common stock subject to possible redemption being equal to their redemption value. This resulted in a restatement of the initial carrying value of the common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and common stock.
In connection with the change in presentation for the common stock subject to redemption, the Company also restated its earnings per share calculation to allocate net income (loss) to its one class of common stock compared to the previous computation that allocated net income (loss) between redeemable and non-redeemable common stock. On March 31, 2021, the company had 17,250,000 Shares of redeemable common stock and 4,787,500 Shares of non-redeemable common stock comprising 4,312,500 shares issued on August 11, 2020 (including 562,500 shares no longer subject to forfeiture) and 475,000 Private Placement Shares issued on February 8, 2021 to the Sponsors.
In addition, management determined that the over-allotment option granted to the underwriters is considered to be a freestanding financial instrument and meets the definition of a liability under ASC 480, “Distinguishing Liabilities from Equity” (ASC 480). The determination was based on the understanding that the over-allotment option may be exercised subsequent to the transfer of the securities from the underwriters to the investors and that the option should be detached from the initial securities before it is exercised. The over-allotment option liability is measured at fair value at inception and subsequently until it is exercised or expires, with changes in fair value presented in the statement of operations. On February 18, 2021, the underwriters fully exercised the option to purchase up to an additional 2,250,000 units.

ASTREA ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

The impact of the restatement on the Company’s financial statements is reflected in the following table:

	As Previously Reported (1)	Adjustment related to Common Stock Subject to Possible Redemption	Adjustment related to Overallotment Liability	As Restated
Condensed Balance Sheet as of March 31, 2021 (unaudited)
Common stock subject to possible redemption	$168,013,053	$4,486,947	$—	$172,500,000
Common stock	$524	$(45)	$—	$479
Additional paid-in capital	$5,158,306	$(4,486,902)	$(117,244)	$554,160
Accumulated deficit	$(158,821)	$—	$117,244	$(41,577)
Total Stockholders’ Equity (Deficit)	$5,000,009	$(4,486,947)	$—	$513,062
Number of Shares subject to possible redemption	16,801,305	448,695	$—	17,250,000
Condensed Statement of Operations for the Three Months ended March 31, 2021 (unaudited)
Transaction costs	$(567)	$—	$(16,871)	$(17,428)
Change in fair value of overallotment liability	$—	$—	$134,105	$134,105
Net loss	$(158,194)	$—	$117,244	$(40,950)
Basic and diluted weighted average shares outstanding, Common stock subject to possible redemption	16,187,069	(16,187,069)	—	—
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	4,583,244	(4,583,244)	—	—
Basic and diluted net loss per share, Non-redeemable common stock	$(0.03)	$0.03	$—	$—
Basic and diluted weighted average shares outstanding, Common stock	—	13,795,417	—	13,795,417
Basic and diluted net loss per share, Common stock	$—	$(0.01)	$0.01	$—
Condensed Statement of Changes in Shareholders’ Equity (Deficit) for the Three months ended March 31, 2021 (Unaudited)
Sale of 17,250,000 units, net of underwriting discounts, offering costs and warrant liability	$168,583,941	$(168,583,941)	$—	$—
Accretion for common stock subject to redemption amount	$—	$(3,916,059)	$(7,346,291)	(11,262,350)
Fair value of Public Warrants	$—	$—	$6,780,799	$6,780,799
Elimination of over-allotment option liability	$—	$—	$614,257	$614,257
Allocated value of transaction costs to warrants	$—	$—	$(165,442)	$(165,442)
Total shareholders’ equity (deficit)	$5,000,009	$(4,486,947)	—	$513,062
Condensed Statement of Cash Flows for the Three Months Ended March 31, 2021 (Unaudited)
Net loss	$(158,194)	$—	$117,244	$(40,950)
Change in fair value of overallotment liability	$—	$—	$(134,105)	$(134,105)
Transactions costs	$567	$—	$16,871	$17,428
Non-cash investing and financing activities
Initial classification of common stock ordinary shares subject to possible redemption	$168,170,685	$4,329,315	$—	$172,500,000
Change in value of common stock ordinary shares subject to possible redemption	$(157,632)	$157,632	$—	$—
Accretion of common stock subject to possible redemption	$—	$(3,916,059)	$(7,346,291)	$(11,262,350)

(1)	As previously filed with the SEC on July 23, 2021

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
Common Stock Subject to Possible Redemption (Restated)
The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of March31, 2021, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s consolidated balance sheet.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in capital and accumulated deficit.
At March 31, 2021, the common stock reflected in the balance sheet are reconciled in the following table:

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
Convertible Instruments (restated)
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
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
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

ASTREA ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

Net income (Loss) per Common Share (Restated)
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per common share is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the respective periods. Accretion associated with the redeemable shares of common stock is excluded from income (loss) per common share as the redemption value approximates fair value.
The calculation of diluted income (loss) per common share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 8,885,000 shares of common stock in the aggregate. As of March 31, 2021, the Company did not have any other dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the periods presented.
The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

Three Months Ended March 31, 2021
Basic and diluted net income ( loss) per common stock
Numerator:
Allocation of net income (loss), as adjusted	$(40,950)
Denominator:
Basic and diluted weighted average shares outstanding	13,795,417

Basic and diluted net income (loss) per common stock	$(0.00)
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

Related Party Loans (as restated)
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
NOTE 8. STOCKHOLDERS’ EQUITY (Restated)
Preferred Stock
—
The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.
Common Stock
— The Company is authorized to issue 50,000,000 shares of common stock with a par value of $0.0001 per share. At March 31, 2021, there are
4,787,500
shares of common stock issued and outstanding, excluding 17,250,000 shares of common stock subject to possible redemption. At December 31, 2020, there were 4,312,500 shares of common stock issued and outstanding.

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
NOTE 10. FAIR VALUE MEASUREMENTS (Restated)
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
Warrants
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
The key inputs into the binomial lattice model for the Private Warrants were as follows at March 31, 2021:

Input
Risk-free interest rate	0.97%
Effective expiration date	6/23/2026
Dividend yield	0.00%
Expected volatility	11.7%
Exercise price	$11.50
Unit Price	$9.64
The following table presents the changes in the fair value of warrant liabilities:

Private Warrant Liability
Fair value as of August 11, 2020	$—
Initial measurement on February 8, 2021 (IPO)	169,850
Initial measurement on February 18, 2021 (Over allotment)	17,775
Change in fair value	(52,250)

Fair value as of March 31, 2021	$135,375

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
Overallotment Option
Upon completion of the IPO, the underwriters held an overallotment option which was fully exercised on February 18, 2021. The overallotment option was accounted for as a liability in accordance with ASC 480 and is presented within liabilities on the accompanying balance sheet. The over-allotment option is measured at fair value at inception and on a recurring basis until it is exercised or expires, with changes in fair value presented in the statement of operations. The principal assumptions going into the fair value computation were as follows: Term – 45 days; Unit price $10.00, risk free rate 0.03%, volatility 5.00%. Upon expiration, the change in fair value to zero was recognized in the Company’s statement of operations.
The following table presents the change in the fair value of the Level 3 overallotment liability for the period ended March 31, 2021:

Overallotment Option
Fair value as of August 11, 2020	$—
Fair value at issuance February 8, 2021	748,362
Change in fair value February 18, 2021	(134,105)
Elimination of overallotment liability February 18, 2021	(614,257)

Fair Value at March 31, 2021	$—

NOTE 11. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
References in this report (the “Amended Quarterly Report”) to “we,” “us” or the “Company” refer to Astrea Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Astrea Acquisition Sponsor, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this amended Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.
Special Note Regarding Forward-Looking Statements
This amended Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.
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
For the three months ended March 31, 2021, we had a net loss of $40,950, which consists of interest earned on marketable securities held in the Trust Account of $10,390, change in fair value of overallotment liability of $134,105 and change in fair value of warrant liability of $52,250, offset by operating costs of $220,267 and transaction costs associated with the warrant liabilities of $17,428.
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
Following the Initial Public Offering, the full exercise of the over-allotment option, and the sale of the Private Units, a total of $172,500,000 was placed in the Trust Account. We incurred $4,664,421 in Initial Public Offering related costs , consisting of $3,450,000 of underwriting fees, $466,059 of deferred underwriting fees, and $748,362 of other offering costs.
For the three months ended March 31, 2021, cash used in operating activities was $971,316. Net loss of $40,950 was affected by interest earned on marketable securities held in the Trust Account of $10,390, change in fair value of overallotment liability of $134,105, change in fair value of warrant liability of $52,250 and transaction costs associated with the Initial Public Offering of $17,428. Changes in operating assets and liabilities used $751,049 of cash for operating activities.

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

Common Stock Subject to Possible Redemption (Restated)
The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of March 31, 2021, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our consolidated balance sheet.
Net Loss Per Common Share (Restated)
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation and in light of the material weakness due to the accounting for complex financial instruments, our disclosure controls and procedures were not effective. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this amended Quarterly Report on Form 10 Q present fairly in all material respects to our financial positions, results of operations and cash flows for the periods presented.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2021 covered by this amended Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, as management has identified a material weakness in our internal control over financial reporting, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments, the Company intends to address this material weakness by enhancing its processes to identify and appropriately apply applicable accounting requirements to better evaluate its research and understanding of the nuances of the complex accounting standards that apply to its financial statements. The Company’s current plans include providing enhanced access to accounting literature, research materials and documents and increased communication among its personnel and third-party professionals with whom it consults regarding complex accounting applications. The Company has also retained the services of a valuation expert to assist in valuation analysis of the Warrants on a quarterly basis.

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
As described elsewhere in this report, in connection with the preparation of our financial statements as of March 31, 2021, management identified errors made in our historical financial statements where we improperly classified some of our common stock subject to possible redemption. We previously determined the common stock subject to possible redemption to be equal to the redemption value of $10.00 per share of common stock while also taking into consideration that a redemption cannot result in net tangible assets being less than $5,000,001 pursuant to our amended and restated certificate of incorporation. Management determined that the common stock issued during our initial public offering can be redeemed or become redeemable subject to the occurrence of future events considered outside our control. Therefore, management concluded that temporary equity should include all shares of common stock subject to possible redemption. As a result, management has noted a classification error related to temporary equity and permanent equity. This resulted in a restatement to the initial carrying value of the common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and common stock.
In addition, management determined that the over-allotment option granted to the underwriters is considered to be a freestanding financial instrument and meets the definition of a liability under ASC 480, “Distinguishing Liabilities from Equity” (ASC 480). The determination was based on the understanding that the over-allotment option may be exercised subsequent to the transfer of the securities from the underwriters to the investors and that the option should be detached from the initial securities before it is exercised. The over-allotment option liability is measured at fair value at inception and subsequently until it is exercised or expires, with changes in fair value presented in the statement of operations. On February 18, 2021, the underwriters fully exercised the option to purchase up to an additional 2,250,000 units.
Our management concluded that our internal control over financial reporting was not effective as of March 31, 2021 due to the existence of material weaknesses in such controls, and we have also concluded that our disclosure controls and procedures were not effective as of March 31, 2021 due to material weaknesses in our internal control over financial reporting related to the Company’s accounting for complex financial instruments and fair value instruments including fair value measurement. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.
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
For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this amended Quarterly Report on Form 10-Q.

Item 6. Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this amended Quarterly Report on Form 10-Q.

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

ASTREA ACQUISITION CORP.

Date: August 15, 2022	By:	/s/ Felipe Gonzalez
	Name:	Felipe Gonzalez
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 15, 2022	By:	/s/ Jose Luis Cordova
	Name:	Jose Luis Cordova
	Title:	Chief Financial Officer and Director
(Principal Financial and Accounting Officer)