Form 10-Q/A
period 2021-06-30
Astrea Acquisition Corp.
filed 2022-08-16
CIK 1824211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q/A
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
(the “Amendment”) to amend its Quarterly Report on Form
10-Q
for the quarter ended June 30, 2021, as originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on August 23, 2021 (the “Original Filing”), to reflect changes to Note 2, Revision of Previously Issued Financial Statements.
In the Company’s previously issued financial statement filed with the SEC on August 23, 2021, a portion of the public shares were classified as permanent equity to maintain stockholders’ equity greater than $5,000,000 on the basis that the Company could consummate its initial business combination only if the Company has net tangible assets of at least $5,000,001 under the Company’s charter. Thus, the Company can only complete a merger and continue to exist as a public company if there are sufficient public shares that do not redeem at the merger and so it was deemed appropriate to classify the portion of its public shares required to keep its stockholders’ equity above the $5,000,000 threshold as “shares not subject to redemption.”
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

PART I - FINANCIAL INFORMATION
Item 1. Interim Financial Statements.
ASTREA ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited) (Restated)
ASSETS
Current assets
Cash	$133,058	$—
Prepaid expenses	708,607	—

Total Current Assets	841,665	—
Deferred offering costs	—	110,125
Cash and marketable securities held in Trust Account	172,529,691	—

TOTAL ASSETS	$173,371,356	$110,125

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$142,909	$450
Promissory note – related party	350,000	85,302

Total Current Liabilities	492,909	85,752
Warrant liability	156,750	—

Total Liabilities	649,659	85,752

Commitments
Common stock subject to possible redemption; $0.0001 par value; 17,250,000 and no shares at redemption value as of June 30, 2021 and December 31, 2020, respectively	172,500,000	—
Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0001 par value; 50,000,000 shares authorized; 4,787,500 and 4,312,500 shares issued and outstanding (excluding 17,250,000 and no shares subject to possible redemption) as of June 30, 2021 and December 31, 2020, respectively (1)	479	431
Additional paid-in capital	554,160	24,569
Accumulated deficit	(332,942)	(627)

Total Stockholders’ Equity	221,697	24,373

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$173,371,356	$110,125

(1)	At December 31, 2020, included up to 562,500 shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 5).
The accompanying notes are an integral part of the unaudited condensed financial statements.

ASTREA ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
(RESTATED)

	Three Months Ended June 30,	Six Months Ended June 30,
	2021	2021
Formation and operational costs	$289,297	$509,564

Loss from operations	(289,297)	(509,564)
Other (expense) income:
Interest earned on marketable securities held in Trust Account	19,301	29,691
Interest income – bank	6	6
Change in fair value of warrant liability	(21,375)	30,875
Change in fair value of overallotment liability	—	(134,105)
Transaction costs associated with Initial Public Offering	—	(17,428)

Total Other (expense) income, net	(2,068)	177,249
Net loss	$(291,365)	$(332,315)

Basic and diluted weighted average shares outstanding, common stock	22,037,500	17,939,227

Basic and diluted loss per share, common stock	$(0.01)	$(0.02)

The accompanying notes are an integral part of the unaudited condensed financial statements.

ASTREA ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021
(UNAUDITED)
(RESTATED)

	Common Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance – January 1, 2021	4,312,500	$431	$24,569	$(627)	$24,373
Fair value of Public Warrants	—	—	6,780,799	—	6,780,799
Sale of 475,000 Private Placement Units	475,000	48	4,562,894	—	4,562,942
Elimination of over-allotment option liability	—	—	614,257	—	614,257
Allocated value of transaction costs to warrants	—	—	(165,442)	—	(165,442)
Accretion of common stock to redemption value	—	—	(11,262,350)	—	(11,262,350)
Net loss	—	—	—	(40,950)	(40,950)

Balance – March 31, 2021	4,787,500	$479	$554,160	$(41,577)	$513,062
Net loss	—	—	—	(291,365)	(291,365)

Balance – June 30, 2021	4,787,500	$479	$554,160	$(332,942)	$221,697

The accompanying notes are an integral part of the unaudited condensed financial statements.

ASTREA ACQUISITION CORP.
CONDENSED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2021
(UNAUDITED)
(RESTATED)

Cash Flows from Operating Activities:
Net loss	$(332,315)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liability	(30,875)
Change in fair value of overallotment liability	(134,105)
Interest earned on marketable securities held in Trust Account	(29,691)
Transaction costs associated with Initial Public Offering	17,428
Changes in operating assets and liabilities:
Prepaid expenses	(708,607)
Accrued expenses	142,459

Net cash used in operating activities	(1,075,706)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	$(172,500,000)

Net cash used in investing activities	(172,500,000)

Cash Flows from Financing Activities
Proceeds from sale of Units, net of underwriting discounts paid	$169,050,000
Proceeds from sale of Private Placement Units	4,750,000
Repayment of promissory note – related party	(85,302)
Promissory note – related party	350,000
Payment of offering costs	(355,934)

Net cash provided by used in financing activities	173,708,764

Net Change in Cash	133,058
Cash – Beginning of period	—

Cash – End of period	$133,058

Non-Cash investing and financing activities:
Initial classification of Warrant Liability	$187,625

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

ASTREA ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENT
In connection with the preparation of the Company’s financial statements as of June 30, 2021, management determined that the Company should restate its previous financial statements for the quarter ended June 30, 2021. The Company determined, at the closing of the Company’s Initial Public Offering, the Company improperly classified its common stock subject to possible redemption. The Company previously classified a portion of the common stock subject to redemption in stockholders’ equity when it should have been recorded as temporary equity. Management determined that the Public Shares underlying the Units issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that the redemption value should include all shares of common stock subject to possible redemption, resulting in the common stock subject to possible redemption being equal to their redemption value. This resulted in a restatement of the initial carrying value of the common stock subject to possible redemption with the offset recorded to additional paid-in
capital (to the extent available), accumulated deficit and common stock.
In connection with the change in presentation for the common stock subject to redemption, the Company also restated its earnings per share calculation to allocate net income (loss) to its one class of common stock compared to the previous computation that allocated net income (loss) between redeemable and non-redeemable
common stock. On June 30, 2021, the company had 17,250,000 Shares of redeemable common stock and 4,787,500 Shares of non-redeemable
common stock comprising 4,312,500 shares issued on August 11, 2020 (including 562,500 shares no longer subject to forfeiture) and 475,000 Private Placement Shares issued on February 8, 2021 to the Sponsors.
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

	As Previously Reported (1)	Adjustment related to Common Stock Subject to Possible Redemption	Adjustment related to Overallotment Liability		As Restated
Condensed Balance Sheet as of June 30, 2021 (unaudited)
Common stock subject to possible redemption	$167,721,690	$4,778,310	$—		$172,500,000
Common stock	$527	$(48)	$—		$479
Additional paid-in capital	$5,449,666	$(4,778,262)		$(117,244)	$554,160
Accumulated deficit	$(450,186)	$—	$117,244		$(332,942)
Total Stockholders’ Equity (Deficit)	$5,000,007	$(4,778,310)	$—		$221,697
Number of Shares subject to possible redemption	16,772,169	477,831	—		17,250,000
Condensed Statement of Operations for the Three Months Ended June 30, 2021 (Unaudited)
Basic and diluted weighted average shares outstanding, Common stock subject to possible redemption	16,801,305	(16,801,305)	—		—
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	5,236,195	(5,236,195)	—		—
Basic and diluted net loss per share, Non-redeemable common stock	$(0.06)	$0.06	$—		$—
Basic and diluted weighted average shares outstanding, Common stock	—	22,037,500	—		22,037,500
Basic and diluted net loss per share, Common stock	$—	(0.01)	$—		$(0.01)

ASTREA ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

Condensed Statement of Operations for the Six months ended June 30, 2021 (Unaudited)
Transaction costs	$(567)	—	$(16,871)	$(17,428)
Change in fair value of overallotment liability	$—	—	$134,105	$134,105
Net loss	$(449,559)	—	$117,244	$(332,315)
Basic and diluted weighted average shares outstanding, Common stock subject to possible redemption	27,584,102	(27,584,102)	—	—
Basic and diluted net income per share, Common stock subject to possible redemption	$—	—	$—	$—
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	4,211,844	(4,211,844)	—	—
Basic and diluted net loss per share, Non-redeemable common stock	$(0.11)	$0.11	$—	$—
Basic and diluted weighted average shares outstanding, Common stock	—	17,939,227	—	17,939,227
Basic and diluted net loss per share, Common stock	$—	$(0.03)	$0.01	$(0.02)
Condensed Statement of Changes in Shareholders’ Equity (Deficit) for the Three Months ended June 30, 2021 (Unaudited)
Total shareholders’ equity (deficit)	$5,000,009	$(4,778,310)	$—	$221,697
Condensed Statement of Cash Flows for the Six months ended June 30, 2021 (Unaudited)
Net loss	$(449,559)	$—	$117,244	$(332,315)
Change in fair value of overallotment liability	$—	$—	$(134,105)	$(134,105)
Transactions costs	$567	$—	$16,871	$17,428
Non-cash investing and financing activities
Initial classification of common stock ordinary shares subject to possible redemption	$168,170,685	$4,329,315	$—	$172,500,000
Change in value of common stock ordinary shares subject to possible redemption	$(448,995)	$448,995	$—	$—
Accretion of common stock subject to possible redemption	$—	(3,916,059)	$(7,346,291)	$(11,262,350)

(1)	As previously filed with the SEC on August 23, 2021
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

ASTREA ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

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
paid-in
capital and accumulated deficit.
At June 30, 2021, the common stock reflected in the balance sheet are reconciled in the following table:

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

ASTREA ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

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
The calculation of diluted income (loss) per common share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 8,885,000 shares of common stock in the aggregate. As of June 30, 2021, the Company did not have any other dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the periods presented.
The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Basic and diluted net income ( loss) per common stock
Numerator:
Allocation of net income (loss), as adjusted	$(291,365)	$(332,315)
Denominator:
Basic and diluted weighted average shares outstanding	22,037,500	17,939,227

Basic and diluted net income (loss) per common stock	$(0.01)	$(0.02)

ASTREA ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

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
Related Party Loans ( as restated)
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
Common Stock
— The Company is authorized to issue 50,000,000 shares of common stock with a par value of $0.0001 per share. At June 30, 2021, there are 4,787,500 shares of common stock issued and outstanding, excluding 17,250,000 shares of common stock subject to possible redemption. At December 31, 2020, there were 4,312,500 shares of common stock issued and outstanding.
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
The following table presents the change in the fair value of the Level 3 overallotment liability for the period ended June 30, 2021:

Overallotment Option
Fair value as of August 11, 2020	$—
Fair value at issuance February 8, 2021	748,362
Change in fair value February 18, 2021	(134,105)
Elimination of overallotment liability February 18, 2021	(614,257)

Fair Value at June 30, 2021	$—

NOTE 11. SUBSEQUENT EVENTS (as restated)
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.
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

For the six months ended June 30, 2021, we had a net loss of $332,315, which consists of formation and operational costs of $509,564 and transaction costs associated with the Initial Public Offering of $17,428, offset by change in fair value of warrant liability of $30,875, change in fair value of overallotment liability of $134,105, interest earned on marketable securities held in the Trust Account of $29,691 and interest income from the bank of $6.
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
Following the Initial Public Offering, the full exercise of the over-allotment option, and the sale of the Private Units, a total of $172,500,000 was placed in the Trust Account. We incurred $4,664,421 in Initial Public Offering related costs, consisting of $3,450,000 of underwriting fees, $466,059 of deferred underwriting fees, and $748,362 of other offering costs.
For the six months ended June 30, 2021, cash used in operating activities was $1,075,706. Net loss of $332,315 was affected by interest earned on marketable securities held in the Trust Account of $29,691, change in fair value of warrant liability of $30,875, change in fair value of overallotment liability of $134,105 and transaction costs associated with the Initial Public Offering of $17,428. Changes in operating assets and liabilities used $566,148 of cash for operating activities.
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

PART II - OTHER INFORMATION
Item 1A. Risk Factors
Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our final prospectus for its Initial Public Offering filed with the SEC and Amended Quarterly Report on Form
10-Q
for the quarter ended March 31, 2021, except as set forth below. As of the date of this Report, except as set forth below, there have been no material changes to the risk factors disclosed in our final prospectus for its Initial Public Offering filed with the SEC.
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
As described elsewhere in this report, in connection with the preparation of our financial statements as of June 30, 2021, management identified errors made in our historical financial statements where we improperly classified some of our common stock subject to possible redemption. We previously determined the common stock subject to possible redemption to be equal to the redemption value of $10.00 per share of common stock while also taking into consideration that a redemption cannot result in net tangible assets being less than $5,000,001 pursuant to our amended and restated certificate of incorporation. Management determined that the common stock issued during our initial public offering can be redeemed or become redeemable subject to the occurrence of future events considered outside our control. Therefore, management concluded that temporary equity should include all shares of common stock subject to possible redemption. As a result, management has noted a classification error related to temporary equity and permanent equity. This resulted in a restatement to the initial carrying value of the common stock subject to possible redemption with the offset recorded to additional paid-in
capital (to the extent available), accumulated deficit and common stock.
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
Our management concluded that our internal control over financial reporting was not effective as of June 30, 2021 due to the existence of material weaknesses in such controls, and we have also concluded that our disclosure controls and procedures were not effective as of June 30, 2021 due to material weaknesses in our internal control over financial reporting related to the Company’s accounting for complex financial instruments and fair value instruments including fair value measurement. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.
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