Form 10-Q/A
period 2021-09-30
Astrea Acquisition Corp.
filed 2022-08-16
CIK 1824211

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

ASTREA ACQUISITION CORP.
FORM
10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2021

Page
Part I. Financial Information
Item 1. Financial Statements	1
Condensed Balance Sheets as of September 30, 2021 (Unaudited) (Restated) and December 31, 2020	1
Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2021 (Unaudited) (Restated) and for the Period from August 11, 2020 (Inception) through September 30, 2020 (Unaudited)	2
Condensed Statements of Changes in Stockholders’ (Deficit) Equity for the Three and Nine Months Ended September 30, 2021 (Unaudited) (Restated) and for the Period from August 11, 2020 (Inception) through September 30, 2020 (Unaudited)	3
Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2021 (Unaudited) (Restated) and for the Period from August 11, 2020 (Inception) through September 30, 2020 (Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	22
Item 4. Controls and Procedures	22

Part II. Other Information
Item 1A. Risk Factors	23
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 5. Other Information	24
Item 6. Exhibits	25

Part III. Signatures	26

i

EXPLANATORY NOTE
Astrea Acquisition Corp. (the “Company,” “we”, “our” or “us”) is filing this Amendment No. 1 to the Current Report on Form
10-Q/A
(the “Amendment”) to amend its Quarterly Report on Form
10-Q
for the quarter ended September 30, 2021, as originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on November 23, 2021 (the “Original Filing”), to reflect changes to Note 2, Revision of Previously Issued Financial Statements.
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

PART I - FINANCIAL INFORMATION

Item 1.	Interim Financial Statements.
ASTREA ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited) (Restated)
ASSETS
Current assets
Cash	$51,562	$—
Prepaid expenses	503,361	—

Total Current Assets	554,923	—

Deferred offering costs	—	110,125
Cash and marketable securities held in Trust Account	172,550,024	—

TOTAL ASSETS	$173,104,947	$110,125

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accrued expenses	$359,436	$450
Promissory note – related party	425,000	85,302

Total Current Liabilities	784,436	85,752

Warrant liabilities	396,625	—

Total Liabilities	1,181,061	85,752

Commitments
Common stock subject to possible redemption; $0.0001 par value; 17,250,000 and no shares at redemption value as of September 30, 2021 and December 31, 2020, respectively	172,500,000	—

Stockholders’ (Deficit) Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0001 par value; 50,000,000 shares authorized; 4,787,500 and 4,312,500 shares issued and outstanding (excluding 17,250,000 and no shares subject to possible redemption) as of September 30, 2021 and December 31, 2020, respectively (1)	479	431
Additional paid-in capital	554,160	24,569
Accumulated deficit	(1,130,753)	(627)

Total Stockholders’ (Deficit) Equity	(576,114)	24,373

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$173,104,947	$110,125

(1)	At December 31, 2020, included up to 562,500 shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 6).
The accompanying notes are an integral part of the unaudited condensed financial statements.

ASTREA ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021	For the Period from August 11, 2020 (Inception) Through September 30, 2020
		(Restated)
Formation and operating costs	$578,271	$1,087,835	$177

Loss from operations	(578,271)	(1,087,835)	(177)

Other income (expense):
Interest earned on marketable securities held in Trust Account	19,788	49,479	—
Unrealized gain on marketable securities held in Trust Account	545	545
Interest income – bank	2	8	—
Change in fair value of warrant liability	(239,875)	(209,000)	—
Change in fair value of overallotment liability	—	134,105
Transaction costs associated with Initial Public Offering	—	(17,428)	—

Total other expense, net	(219,540)	$(42,291)	—

Net loss	$(797,811)	$(1,130,126)	$(177)

Basic and diluted weighted average shares outstanding, Common stock	22,037,500	$19,320,330	3,750,000

Basic and diluted net loss per share, Common stock	$(0.04)	$(0.06)	$(0.00)

The accompanying notes are an integral part of the unaudited condensed financial statements.

ASTREA ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY
(UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021
(RESTATED)

	Common Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance – January 1, 2021	4,312,500	$431	$24,569	$(627)	$24,373
Fair value of Public Warrants	—	—	6,780,799	—	6,780,799
Sale of 475,000 Private Placement Units	475,000	48	4,562,894	—	4,562,942
Elimination of over-allotment option liability	—	—	614,257	—	614,257
Allocated value of transaction costs to warrants	—	—	(165,442)	—	(165,442)
Accretion of common stock to redemption value	—	—	(11,262,350)	—	(11,262,350)
Net loss	—	—	—	(40,950)	(40,950)

Balance – March 31, 2021	4,787,500	$479	$554,160	$(41,577)	$513,062
Net loss	—	—	—	(291,365)	(291,365)

Balance – June 30, 2021	4,787,500	$479	$554,160	$(332,942)	$221,697
Net loss	—	—	—	(797,811)	(797,811)

Balance – September 30, 2021	4,787,500	$479	$554,160	$(1,130,753)	$(576,114)

FOR THE PERIOD FROM AUGUST 11, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020
(UNAUDITED)

	Common Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance – August 11, 2020 (Inception)	—	$—	$—	$—	$—
Issuance of common stock to Sponsor	4,312,500	431	24,569	—	25,000
Net loss	—	—	—	(177)	(177)

Balance – September 30, 2020	4,312,500	$431	$24,569	$(177)	$24,823

The accompanying notes are an integral part of the unaudited condensed financial statements.

ASTREA ACQUISITION CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,	For the Period from August 11, 2020 (Inception) through September 30,
	2021	2020
	(Restated)
Cash Flows from Operating Activities:
Net loss	$(1,130,126)	$(177)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liabilities	209,000	—
Change in fair value of overallotment liabilities	(134,105)	—
Interest earned on marketable securities held in Trust Account	(49,479)	—
Unrealized gain on marketable securities held in Trust Account	(545)	—
Transaction costs associated with Initial Public Offering	17,428	—
Changes in operating assets and liabilities:
Prepaid expenses	(503,361)	—
Accrued expenses	358,986	—

Net cash used in operating activities	(1,232,202)	(177)

Cash Flows from Investing Activities:

Investment in cash into Trust Account	$(172,500,000)	—

Net cash used in investing activities	(172,500,000)	—

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts	169,050,000	—
Proceeds from sale of Private Placement Units	4,750,000	—
Proceeds from promissory note	—	177
Proceeds from promissory note – related party	469,759	—
Repayment of promissory note – related party	(130,061)	—
Payment of offering costs	(355,934)	—

Net cash provided by financing activities	173,783,764	177

Net Change in Cash	51,562	—
Cash – Beginning of period	—	—

Cash – End of period	$51,562	$—

Non-cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$17,500

Issuance of Representative Shares/Founder Shares	$—	$25,000

Initial classification of warrant liabilities	187,625	—

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
NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS
In connection with the preparation of the Company’s unaudited condensed financial statements as of and for the quarterly period ended September 30, 2021, management determined that the over-allotment option granted to the underwriters is considered to be a freestanding financial instrument and meets the definition of a liability under ASC 480, “Distinguishing Liabilities from Equity” (ASC 480). The determination was based on the understanding that the over-allotment option may be exercised subsequent to the transfer of the securities from the underwriters to the investors and that the option should be detached from the initial securities before it is exercised. The over-allotment option liability is measured at fair value at inception and subsequently until it is exercised or expires, with changes in fair value presented in the statement of operations. On February 18, 2021, the underwriters fully exercised the option to purchase up to an additional 2,250,000 units.
The impact of the restatement on the Company’s financial statements is reflected in the following table.

ASTREA ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

	As Previously Reported	Adjustment related to Overallotment Liability	As Restated
Condensed Balance Sheet at September 30, 2021 (unaudited)
Additional Paid in Capital	$671,404	$117,244	$554,160
Accumulated deficit	$(1,247,997)	$117,244	$(1,130,753)

Condensed Statement of Operations for nine months ended September 30, 2021 (unaudited)
Transaction costs	$(567)	$(16,861)	$(17,428)
Change in fair value of overallotment liability	$—	$134,105	$134,105
Net loss	$(1,247,370)	$117,244	$(1,130,126)

Statement of Cash Flows for nine months ended September 30, 2021 (unaudited)
Net loss	$1,247,370)	$117,244	$(1,130,126)
Change in fair value of overallotment liability	$—	$(134,105)	$(134,105)
Transactions costs	$567	$16,861	$17,428

Non Cash Financing and Investing Activities:
Accretion of common stock to redemption value	$(3,916,059)	$(7,346,291)	$(11,262,350)

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

ASTREA ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021	For the Period From August 11, 2020 (Inception) Through September 30, 2020
Basic and diluted net income ( loss) per common stock
Numerator:
Allocation of net income (loss), as adjusted	$(797,811)	$(1,130,126)	$(177)
Denominator:
Basic and diluted weighted average shares outstanding	22,037,500	19,320,330	3,750,000

Basic and diluted net income (loss) per common stock	$(0.04)	$(0.06)	$(0.00)
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
Units at a price of $10.00 per Private Unit, for an aggregate purchase price of $4,300,000, in a private placement. The Sponsor has agreed to purchase up to an additional 45,000 Private Units, at a price of $10.00 per Private Unit, or $450,000 in the aggregate, if the over-allotment option was exercised in full or in part by the underwriters. On February 18, 2021, in connection with the underwriters’ election to fully exercise their over-allotment option, the Company sold an additional 45,000 Private Units to the Sponsor, at a price of $
10.00
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
The following table presents the change in the fair value of the Level 3 overallotment liability for the period ended September 30, 2021:

Overallotment Option
Fair value as of August 11, 2020	$—
Fair value at issuance February 8, 2021	748,362
Change in fair value February 18, 2021	(134,105)
Elimination of overallotment liability February 18, 2021	(614,257)

Fair Value at September 30, 2021	$—

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

For the nine months ended September 30, 2021, we had a net loss of $1,130.126, which consists of transaction costs associated with the Initial Public Offering of $17,428, change in fair value of warrant liability of $209,000, change in fair value of overallotment liability of $134,105, interest income from the bank of $8, interest earned on marketable securities held in the Trust Account of $49,479 and unrealized gain on marketable securities held in the Trust Account of $545, offset by formation and operational costs of $1,087,835.
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
For the nine months ended September 30, 2021, cash used in operating activities was $1,232,202. Net loss of $1,130,126 was affected by interest earned on marketable securities held in the Trust Account of $49,479, unrealized gain on marketable securities held in the Trust Account of $545, change in fair value of warrant liability of $209,000, change in fair value of overallotment liability of $134,105 and transaction costs associated with the Initial Public Offering of $17,428. Changes in operating assets and liabilities used $144,375 of cash for operating activities.
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
As of the date of this amended Quarterly Report, there have been no material changes with respect to those risk factors previously disclosed in our Final Prospectus, dated February 3, 2021 and Amended Quarterly Report on Form
10-Q
for the quarters ended March 31, 2021 and June 30, 2021, except as set forth below. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.
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
Our management concluded that our internal control over financial reporting was not effective as of September 30, 2021 due to the existence of material weaknesses in such controls, and we have also concluded that our disclosure controls and procedures were not effective as of September 30, 2021 due to material weaknesses in our internal control over financial reporting related to the Company’s accounting for complex financial instruments and fair value instruments including fair value measurement. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.
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
On August 16, 2021, the Sponsor committed to provide the Company with an aggregate of up to $400,000 in loans through August 16, 2022 if needed. Any loan made pursuant to this commitment will be non-interest
bearing, unsecured and will be repaid upon the consummation of an initial business combination or converted into units at the option of the holder. If the Company does not consummate an initial business combination, all amounts loaned to the Company will be forgiven except to the extent that it has funds available outside of the Trust Account to repay such loans. As of September 30, 2021, no amounts were drawn under this commitment. As indicated above, upon consummation of a business combination, the holder will have the option, but not the obligation, to convert the principal balance of the note, in whole or in part, into units (the “
Units
”) of the Company, each Unit comprised of one share of the Company’s common stock and one-half
of one warrant to purchase a share of the Company’s common stock at an exercise price of $11.50 per share, at a price of $10.00 per Unit. The Units issued as a result of conversion of the Note will be identical to the units issued by the Company in its initial public offering except that the warrants underlying the Units (i) will not be redeemable by the Company and (ii) may be exercised for cash or on a cashless basis so long as they are held by the initial holder or its permitted transferees.

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