Form 10-Q
period 2022-03-31
Astrea Acquisition Corp.
filed 2022-08-19
CIK 1824211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2022

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
of the Exchange Act).    Yes  ☒    No  ☐
As of August 19, 2022, 22,037,500 shares of common stock, par value $0.0001 per share, were issued and outstanding.

ASTREA ACQUISITION CORP.
FORM
10-Q
FOR THE QUARTER ENDED MARCH 31, 2022

i

PART I—FINANCIAL INFORMATION
Item 1. Interim Financial Statements.
ASTREA ACQUISITION CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets
Cash	$30,094	$67,689
Prepaid expenses	255,933	344,659

Total Current Assets	286,027	412,348
Cash and marketable securities held in Trust Account	172,625,112	172,561,080

TOTAL ASSETS	$172,911,139	$172,973,428

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$349,884	$459,988
Promissory note – related party	1,140,000	750,000

Total Current Liabilities	1,489,884	1,209,988
Warrant liabilities	40,114	342,190

Total Liabilities	1,529,998	1,552,178

Commitments
Common stock subject to possible redemption; $0.0001 par value; 17,250,000 shares at redemption value as of March 31, 2022 and December 31, 2021	172,500,000	172,500,000
Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0001 par value; 50,000,000 shares authorized; 4,787,500 shares issued and outstanding (excluding 17,250,000 shares subject to possible redemption) as of March 31, 2022 and December 31, 2021	479	479
Additional paid-in capital	554,160	554,160
Accumulated deficit	(1,673,498)	(1,633,389)

Total Stockholders’ Deficit	(1,118,859)	(1,078,750)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$172,911,139	$172,973,428

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ASTREA ACQUISITION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2022	2021
Operating and formation costs	$406,217	$220,267

Loss from operations	(406,217)	(220,267)

Other income (expense):
Interest earned on marketable securities held in Trust Account	44,835	10,390
Unrealized gain on marketable securities held in Trust Account	19,197	—
Change in fair value of warrant liability	302,076	52,250
Change in fair value of over-allotment option liability	—	134,105
Transaction costs associated with Initial Public Offering	—	(17,428)

Total other income, net	366,108	$179,317

Net loss	$(40,109)	$(40,950)

Basic and diluted weighted average shares outstanding, Common stock	22,037,500	$13,795,417

Basic and diluted net loss per share, Common stock	$(0.00)	$(0.00)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ASTREA ACQUISITION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY
(UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance – January 1, 2022	4,787,500	$479	$554,160	$(1,633,389)	$(1,078,750)
Net loss	—	—	—	(40,109)	(40,109)

Balance – March 31, 2022	4,787,500	$479	$554,160	$(1,673,498)	$(1,118,859)

FOR THE THREE MONTHS ENDED MARCH 31, 2021

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance – January 1, 2021	4,312,500	$431	$24,569	$(627)	$24,373
Accretion of Common Stock to redemption value	—	—	(11,262,350)	—	(11,262,350)
Sale of 475,000 Private Placement Units	475,000	48	4,562,327	—	4,562,942
Fair value of Public Warrants	—	—	6,780,799	—	6,780,799
Allocated value of transaction costs to warrants	—	—	(165,442)	—	(165,442)
Elimination of over-allotment option liability	—	—	614,257	—	614,257
Net loss	—	—	—	(40,950)	(40,950)

Balance – March 31, 2021	4,787,500	$479	$554,160	$(41,577)	$513,062

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ASTREA ACQUISITION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(40,109)	$(40,950)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liabilities	(302,076)	(52,250)
Interest earned on marketable securities held in Trust Account	(44,835)	(10,390)
Unrealized gain on marketable securities held in Trust Account	(19,197)	—
Change in fair value of over-allotment option liability	—	(134,105)
Transaction costs incurred in connection with Initial Public Offering	—	17,428
Changes in operating assets and liabilities:
Prepaid expenses	88,726	(840,249)
Accrued expenses	(110,104)	89,200

Net cash used in operating activities	(427,595)	(971,316)

Cash Flows from Investing Activities:
Investment in cash into Trust Account	—	(172,500,000)

Net cash used in investing activities	—	(172,500,000)
Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts	—	169,050,000
Proceeds from sale of Private Placement Units	—	4,750,000
Proceeds from promissory note – related party	390,000	350,000
Repayment of promissory note – related party	—	(85,302)
Payment of offering costs	—	(355,934)

Net cash provided by financing activities	390,000	173,708,764
Net Change in Cash	(37,595)	237,448
Cash – Beginning of period	67,689	—

Cash – End of period	$30,094	$237,448

Non-cash investing and financing activities:
Initial Classification of Warrant Liability	$—	$187,625

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ASTREA ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022
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
As of March 31, 2022, the Company had not commenced any operations. All activity for the period from August 11, 2020 (inception) through March 31, 2022 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income on marketable securities held in the Trust Account (as defined below).
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

ASTREA ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022
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

ASTREA ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022
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
Liquidity and Going Concern
As of March 31, 2022, the Company had $30,094 in its operating bank accounts, and an adjusted working capital deficit of $1,078,745, which excludes franchise taxes payable of $125,112, of which such amounts will be paid from interest earned on the Trust Account. As of March 31, 2022, approximately $125,112 of the amount on deposit in the Trust Account represents interest income, which is available to pay the Company’s tax obligations. As of March 31, 2022, the Sponsor loaned the Company an aggregate of $1,140,000 to cover expenses related to the Business Combination. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion (see Note 5).
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

ASTREA ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form
10-Q
and Article 8 of Regulation
S-X
of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form
10-K
as filed with the SEC on May 23, 2022. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.
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
Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these condensed consolidated financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021.
Marketable Securities Held in Trust Account
At March 31, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

ASTREA ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

Common Stock Subject to Possible Redemption
The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of March 31, 2022 and December 31, 2021, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity (deficit) section of the Company’s condensed consolidated balance sheets.

ASTREA ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.
At March 31, 2022 and December 31, 2021, the common stock reflected in the condensed consolidated balance sheets are reconciled in the following table:

Gross proceeds	$172,500,000
Less:
Proceeds allocated to Public Warrants	(6,780,799)
Common stock issuance costs	(3,733,189)
Overallotment Liability	(748,362)
Plus:
Accretion of carrying value to redemption value	11,262,350

Common stock subject to possible redemption	$172,500,000

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
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
Net Loss per Common Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net loss per share of common stock is calculated by dividing net loss by the weighted average number of shares of common stock outstanding for the respective period. Accretion associated with the redeemable shares of common stock is excluded from loss per common share as the redemption value approximates fair value.
The calculation of diluted loss per common stock does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 8,862,500 shares of common stock in the aggregate. As of March 31, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net loss per common stock is the same as basic net loss per common stock for the periods presented.

ASTREA ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

The following table reflects the calculation of basic and diluted net loss per common share (in dollars, except per share amounts):

	Three Months Ended March 31,
	2022	2021
Basic and diluted net loss per common stock
Numerator:
Allocation of net loss, as adjusted	$(40,109)	$(40,950)
Denominator:
Basic and diluted weighted average shares outstanding	22,037,500	13,795,417

Basic and diluted net loss per common stock	$(0.00)	$(0.00)
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
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature, except for warrant liabilities (see Note 9).
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
Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed consolidated financial statements.

ASTREA ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

NOTE 3. PUBLIC OFFERING
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
per month for office space, utilities and secretarial support services. For the three months ended March 31, 2022 and 2021, the Company incurred
 $30,000 and $20,000
 in fees for these services, respectively. At March 31, 2022 and December 31, 2021,
 $140,000 and $110,000
are included in accrued expenses in the accompanying condensed balance sheets respectively.

ASTREA ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

Promissory Note — Related Party
On August 19, 2020, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $150,000. The Promissory Note was amended on December 31, 2020, such that it is non-interest
bearing and payable on the earlier of (i) June 30, 2021 or the consummation of the Initial Public Offering. The outstanding balance under the Promissory Note of $130,061 was repaid on February 22, 2021.
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
On March 17, 2021, August 25, 2021, October 10, 2021 and December 12, 2021, the Company entered into convertible promissory notes with the Sponsor pursuant to which the Sponsor agreed to loan the Company up to an aggregate principal amount of $1,500,000 (the “Promissory Notes”). The Company subsequently amended and restated the Promissory Notes to remove the convertible option feature. On January 24, 2022, January 28, 2022, March 1, 2022, March 8, 2022 and March 31, 2022, the company entered into additional non-convertible
promissory notes. The Promissory Notes are
non-interest
bearing and payable on the earlier of the date on which the Company consummates a Business Combination or the date that the winding up of the Company is effective. If the Company does not consummate a Business Combination, the Company may use a portion of any funds held outside the Trust Account to repay the Promissory Notes; however, no proceeds from the Trust Account may be used for such repayment. As of March 31, 2022 and December 31, 2021, the outstanding principal balance under the Promissory Notes amounted to an aggregate of $1,140,000 and $750,000, respectively.
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

ASTREA ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022
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
Right of First Refusal
Subject to certain conditions, the Company granted EarlyBirdCapital the right, but not the obligation, to act as book running manager, placement agent and/or arranger, as the case may be, in any and all such financing or financings. This right of first refusal extends from the date of the Initial Public Offering until the earlier of the consummation of a Business Combination or the liquidation of the Trust Account if the Company fails to consummate a Business Combination within the Combination Period.
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
NOTE 7. STOCKHOLDERS’ (DEFICIT) EQUITY
Preferred Stock
—
The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.
Common Stock
— The Company is authorized to issue 50,000,000 shares of common stock with a par value of $0.0001 per share. At March 31, 2022 and December 31, 2021, there are 4,787,500 shares of common stock issued and outstanding, excluding 17,250,000 shares of common stock subject to possible redemption which are presented as temporary equity.

ASTREA ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

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
The Private Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Warrants and the shares of common stock issuable upon the exercise of the Private Warrants are not transferable, assignable or saleable until after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Warrants will be exercisable for cash or on a cashless basis, at the holder’s option, and be non-redeemable
so long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

ASTREA ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022
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
The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2022	December 31, 2021
Assets:
Marketable securities held in Trust Account	1	$172,625,112	$172,561,080
Liabilities:
Warrant Liability – Private Warrants	3	$40,114	$342,190
The Private Warrants are accounted for as liabilities in accordance with ASC
815-40
and are presented within warrant liability in the condensed consolidated balance sheets. The warrant liability is measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liability in the condensed consolidated statements of operations.
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
The key inputs into binomial lattice model for the Private Warrants were as follows:

Input	December 31, 2021	March 31, 2022
Risk-free interest rate	1.18%	2.44%
Effective expiration date (1)	6/23/2026	6/23/2026
Dividend yield	0.00%	0.00%
Expected volatility	10.6%	4.8%
Exercise price	$11.50	$11.50
Unit Price	$9.88	$9.77
Probability of De-SPAC transaction	75%	90%

ASTREA ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

(1)
The effective expiration date equals the probability-weighted average between a 2.0 year life of the warrants in the event there is no de-SPAC transaction and the contractual life if a transaction is closed.

The following table presents the changes in the fair value of Level 3 warrant liabilities:

Private Warrant Liability
Fair value as of December 31, 2021	$342,190
Change in fair value	(302,076)

Fair value as of March 31, 2022	$40,114

Level 3 financial liabilities consist of the Private Warrant liability for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation. Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate. There were no transfers between levels during the three months ended March 31, 2022.
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
Special Note Regarding Forward-Looking Statements
This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form
10-Q
including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form
10-K
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
Results of Operations
We have neither engaged in any operations nor generated any revenues to date. Our only activities from August 11, 2020 (inception) through March 31, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating
income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the three months ended March 31, 2022, we had a net loss of $40,109, which consists of formation and operational costs of $406,217, offset by change in fair value of warrant liability of $302,076, interest earned on marketable securities held in the Trust Account of $44,835, and unrealized gain on marketable securities held in Trust Account of $19,197.
For the three months ended March 31, 2021, we had a net loss of $40,950, which consists of formation and operational costs of $220,267 and transaction costs of $17,428, offset by change in fair value of warrant liability of $52,250, interest earned on marketable securities held in the Trust Account of $10,390, and change in fair value of over-allotment option liability of $134,105.

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
For the three months ended March 31, 2022, cash used in operating activities was $427,595. Net loss of $40,109 was affected by change in fair value of warrant liability of $302,076, interest earned on marketable securities held in the Trust Account of $44,835, and unrealized gain on marketable securities held in Trust Account of $19,197. Changes in operating assets and liabilities used $21,378 of cash for operating activities.
For the three months ended March 31, 2021, cash used in operating activities was $971,316. Net loss of $40,950 was affected by transaction costs of $17,428, change in fair value of warrant liability of $52,250, interest earned on marketable securities held in the Trust Account of $10,390, and change in fair value of overallotment liability of $134,105. Changes in operating assets and liabilities used $751,049 of cash for operating activities.
As of March 31, 2022, we had marketable securities held in the Trust Account of $172,625,112 (including $44,835 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through March 31, 2022, we have not withdrawn any interest earned from the Trust Account.
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
As of March 31, 2022, we had cash of $30,094. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.
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
For the three months ended March 31, 2022, we determined that there was substantial doubt about our ability to continue as a going concern through one year from the date of the March 31, 2022 report. We will need to raise additional capital through loans or additional investments from our Sponsor, officers or directors. Our Sponsor, officers or directors may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions resulted in the conclusion that there is substantial doubt about our ability to continue as a going concern through February 8, 2023, the date that we will be required to cease all operations, except for the purpose of winding up, if a Business Combination is not consummated. Our consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern.

Off-Balance
Sheet Arrangements
We have no obligations, assets or liabilities, which would be considered off-balance
sheet arrangements as of March 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance
sheet arrangements. We have not entered into any
off-balance
sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial
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
Critical Accounting Policies
The preparation of condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:
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
Warrant Liabilities
We account for the Warrants in accordance with the guidance contained in ASC
815-40
under which the Private Placement Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the Private Placement Warrants as liabilities at their fair value and adjust the Private Placement Warrants to fair value at each reporting period. This liability is subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in our condensed consolidated statements of operations. The Private Placement Warrants are valued using binomial lattice model.
Common Stock Subject to Possible Redemption
The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of March 31, 2022 and December 31, 2021, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity (deficit) section of the Company’s condensed consolidated balance sheets.

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
The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed consolidated financial statements.
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
As required by Rules
13a-15
and
15d-15
under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments and fair value instruments, including fair value measurement. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form
10-Q
present fairly in all material respects our financial position, results of operations and cash flows for the period presented.
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
Management’s Report on Internal Controls Over Financial Reporting
This Quarterly Report on Form
10-Q
does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules
13a-15(f)
and
15d-15(f)
of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1A. Risk Factors
As of the date of this Quarterly Report, there have been no material changes with respect to those risk factors previously disclosed in our Annual Report on Form
10-K,
dated May 23, 2022 and Quarterly Report on Form
10-Q
for the quarter ended March 31, 2021, except as set forth below. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.
Changes in applicable laws or regulations, including the SEC’s proposed new rules regarding SPAC transactions (if adopted), or a failure to comply with any applicable laws and regulations, may adversely affect our business, including our ability to negotiate and complete our Business Combination and results of operations.
We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our Business Combination and results of operations.
On March 30, 2022, the SEC issued proposed rules relating to, among other items, enhancing disclosures in business combination transactions involving special purpose acquisition companies (“SPACs”) and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; effectively limiting the use of projections in SEC filings in connection with proposed business combination transactions; increasing the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940. These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our ability to negotiate and complete our Business Combination and may significantly increase the costs and time related thereto.

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
Item 5. Other Information
On August 16, 2021, the Sponsor committed to provide the Company with an aggregate of up to $400,000 in loans through August 16, 2022 if needed. Any loan made pursuant to this commitment will be non-interest
bearing, unsecured and will be repaid upon the consummation of an initial business combination or converted into units at the option of the holder. If the Company does not consummate an initial business combination, all amounts loaned to the Company will be forgiven except to the extent that it has funds available outside of the Trust Account to repay such loans. As of March 31, 2022, the Sponsor loaned the Company an aggregate of $1,140,000 to cover expenses related to the Business Combination. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion.

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
Legal to updated Exhibit and Printer will remove extra page

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASTREA ACQUISITION CORP.

Date: August 19, 2022	By:	/s/ Felipe Gonzalez
	Name:	Felipe Gonzalez
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 19, 2022	By:	/s/ Jose Luis Cordova
	Name:	Jose Luis Cordova
	Title:	Chief Financial Officer and Director
(Principal Financial and Accounting Officer)