Form 10-Q
period 2022-06-30
Astrea Acquisition Corp.
filed 2022-10-14
CIK 1824211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2022

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
(347)607-8025
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
of the Exchange Act).    Yes  ☒    No  ☐
As of October 14, 2022, 22,037,500 shares of common stock, par value $0.0001 per share, were issued and outstanding.

ASTREA ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

i

PART I—FINANCIAL INFORMATION
Item 1. Interim Financial Statements.
ASTREA ACQUISITION CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets
Cash	$180,958	$67,689
Prepaid expenses	92,227	344,659

Total Current Assets	273,185	412,348
Cash and marketable securities held in Trust Account	172,719,634	172,561,080

TOTAL ASSETS	$172,992,819	$172,973,428

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$459,988	$459,988
Related party loans	1,200,000	750,000

Total Current Liabilities	1,659,988	1,209,988
Warrant liabilities	19,166	342,190

Total Liabilities	1,679,154	1,552,178

Commitments
Common stock subject to possible redemption; $0.0001 par value; 17,250,000 shares at redemption value as of June 30, 2022 and December 31, 2021	172,500,000	172,500,000
Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0001 par value; 50,000,000 shares authorized; 4,787,500 shares issued and outstanding (excluding 17,250,000 shares subject to possible redemption) as of June 30, 2022 and December 31, 2021	479	479
Additional paid-in capital	554,160	554,160
Accumulated deficit	(1,740,974)	(1,633,389)

Total Stockholders’ Deficit	(1,186,335)	(1,078,750)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$172,992,819	$172,973,428

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ASTREA ACQUISITION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating and formation costs	$353,232	$289,297	$759,449	$509,564

Loss from operations	(353,232)	(289,297)	(759,449)	(509,564)

Other income (expense):
Interest earned on marketable securities held in Trust Account	406,983	19,301	451,818	29,691
Interest income – bank	—	6	—	6
Unrealized loss on marketable securities held in Trust Account	(142,175)	—	(122,978)	—
Change in fair value of warrant liability	20,948	(21,375)	323,024	30,875
Change in fair value of over-allotment option liability	—	—	—	134,105
Transaction costs associated with Initial Public Offering	—	—	—	(17,428)

Total other income (expense), net	285,756	(2,068)	651,864	177,249

Loss before provision for income taxes	(67,476)	(291,365)	(107,585)	(332,315)

Net loss	$(67,476)	$(291,365)	$(107,585)	$(332,315)

Basic and diluted weighted average shares outstanding, Common stock	22,037,500	22,037,500	22,037,500	17,939,227

Basic and diluted net loss per share, Common stock	$0.00	$(0.01)	$0.00	$(0.02)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ASTREA ACQUISITION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY
(UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Common Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2022	4,787,500	$479	$554,160	$(1,633,389)	$(1,078,750)
Net loss	—	—	—	(40,109)	(40,109)

Balance – March 31, 2022	4,787,500	479	554,160	(1,673,498)	(1,118,859)
Net loss	—	—	—	(67,476)	(67,476)

Balance – June 30, 2022	4,787,500	$479	$554,160	$(1,740,974)	$(1,186,335)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Common Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance – January 1, 2021	4,312,500	$431	$24,569	$(627)	$24,373
Fair value of Public Warrants	—	—	6,780,799	—	6,780,799
Sale of 475,000 Private Placement Units	475,000	48	4,562,894	—	4,562,942
Elimination of over-allotment option liability	—	—	614,257	—	614,257
Allocated value of transaction costs to warrants	—	—	(165,442)	—	(165,442)
Accretion of common stock to redemption value	—	—	(11,262,350)	—	(11,262,350)
Net loss	—	—	—	(40,950)	(40,950)

Balance – March 31, 2021	4,787,500	479	554,160	(41,577)	513,062
Net loss	—	—	—	(291,365)	(291,365)

Balance – June 30, 2021	4,787,500	$479	$554,160	$(332,942)	$221,697

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ASTREA ACQUISITION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months Ended June 30,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(107,585)	$(332,315)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liabilities	(323,024)	(30,875)
Interest earned on marketable securities held in Trust Account	(451,818)	(29,691)
Unrealized gain loss on marketable securities held in Trust Account	122,978	—
Change in fair value of over-allotment option liability	—	(134,105)
Transaction costs incurred in connection with Initial Public Offering	—	17,428
Changes in operating assets and liabilities:
Prepaid expenses	252,432	(708,607)
Accrued expenses	—	142,459

Net cash used in operating activities	(507,017)	(1,075,706)

Cash Flows from Investing Activities:
Investment in cash into Trust Account	—	(172,500,000)
Cash withdrawn from Trust Account to pay franchise and income taxes	170,286	—

Net cash provided by (used in) investing activities	170,286	(172,500,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts	—	169,050,000
Proceeds from sale of Private Placement Units	—	4,750,000
Proceeds from promissory note – related party	450,000	350,000
Repayment of promissory note – related party	—	(85,302)
Payment of offering costs	—	(355,934)

Net cash provided by financing activities	450,000	173,708,764

Net Change in Cash	113,269	133,058
Cash – Beginning of period	67,689	—

Cash – End of period	$180,958	$133,058

Non-cash investing and financing activities:
Initial Classification of Warrant Liability	$—	$187,625

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ASTREA ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
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
As of June 30, 2022, the Company had not commenced any operations. All activity for the period from August 11, 2020 (inception) through June 30, 2022 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income on marketable securities held in the Trust Account (as defined below).
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
JUNE 30, 2022
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
The Company will have up until February 8, 2023 to complete a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period and such period is not otherwise extended by the Company’s stockholders, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at aper-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes (less up to $100,000 to pay liquidation expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

ASTREA ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
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
Liquidity and Going Concern
As of June 30, 2022, the Company had $180,958 in its operating bank accounts, and an adjusted working capital deficit of $1,167,169, which excludes franchise taxes payable of $219,634, of which such amounts will be paid from interest earned on the Trust Account. As of June 30, 2022, approximately $219,634 of the amount on deposit in the Trust Account represents interest income, which is available to pay the Company’s tax obligations. As of June 30, 2022, the Sponsor loaned the Company an aggregate of $1,200,000 to cover expenses related to the Business Combination. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion (see Note 5).
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
JUNE 30, 2022
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
as filed with the SEC on May 23, 2022. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021.
Marketable Securities Held in Trust Account
At June 30, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

ASTREA ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
(Unaudited)

Common Stock Subject to Possible Redemption
The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of June 30, 2022 and December 31, 2021, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity (deficit) section of the Company’s condensed consolidated balance sheets.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.
At June 30, 2022 and December 31, 2021, the common stock reflected in the condensed consolidated balance sheets are reconciled in the following table:

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

ASTREA ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
(Unaudited)

Income Taxes
The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of June 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it.
ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no
unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
T
he Company has identified the United States and Florida as its only “major” tax jurisdictions. The Company is subject to income taxation by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.
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
The calculation of diluted loss per common stock does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 8,862,500 shares of common stock in the aggregate. As of June 30, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net loss per common stock is the same as basic net loss per common stock for the periods presented.

ASTREA ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
(Unaudited)

The following table reflects the calculation of basic and diluted net loss per common share (in dollars, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Basic and diluted net loss per common stock
Numerator:

Allocation of net loss, as adjusted	$(67,476)	$(291,365)	$(107,585)	$(332,315)
Denominator:
Basic and diluted weighted average shares outstanding	22,037,500	22,037,500	22,037,500	17,939,227
Basic and diluted net loss per common stock	$0.00	$(0.01)	0.00	(0.02)
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
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”
(“ASU2020-06”),which
simplifies accounting for convertible instruments by removing major separation models required under current GAAP.
ASU2020-06
removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU2020-06
is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the impact, if any, that
ASU2020-06
would have on its financial position, results of operations or cash flows.
Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed consolidated financial statements.

ASTREA ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
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
Administrative Services Agreement
The Company entered into an agreement, commencing on February 3, 2021, through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of up to $10,000 per month for office space, utilities and secretarial support services. For the three and six months ended June 30, 2022 and 2021, the Company incurred $30,000 and $60,000, $30,000 and $50,000 in fees for these services, respectively. At June 30, 2022 and December 31, 2021, $170,000 and $110,000 are included in accrued expenses in the accompanying condensed balance sheets respectively.

ASTREA ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
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
promissory notes. On August 29, 2022,
two
officers of the Company
and one member of the Sponsor
loaned the Company
$20,000 each (for an aggregate amount loaned to the Company of $60,000). The Promissory Notes are non-interest
bearing and payable on the earlier of the date on which the Company consummates a Business Combination or the date that the winding up of the Company is effective. If the Company does not consummate a Business Combination, the Company may use a portion of any funds held outside the Trust Account to repay the Promissory Notes; however, no proceeds from the Trust Account may be used for such repayment. As of June 30, 2022 and December 31, 2021, the outstanding principal balance under the Promissory Notes amounted to an aggregate of $1,200,000 and $750,000, respectively.
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
JUNE 30, 2022
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
NOTE 7. STOCKHOLDERS’ (DEFICIT) EQUITY
Preferred Stock
—
The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.
Common Stock
— The Company is authorized to issue 50,000,000 shares of common stock with a par value of $0.0001 per share. At June 30, 2022 and December 31, 2021, there are 4,787,500 shares of common stock issued and outstanding, excluding 17,250,000 shares of common stock subject to possible redemption which are presented as temporary equity.

ASTREA ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
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

ASTREA ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
(Unaudited)

NOTE 9. FAIR VALUE MEASUREMENTS
The Company follows the guidance in ASC 820 for its financial assets and liabilities that arere-measured and reported at fair value at each reporting period, and non-financial
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
The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2022	December 31, 2021
Assets:
Marketable securities held in Trust Account	1	$172,719,634	$172,561,080
Liabilities:
Warrant Liability – Private Warrants	3	$19,166	$342,190
The Private Warrants are accounted for as liabilities in accordance with
ASC815-40
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
The key inputs into binomial lattice model for the Private Warrants were as follows:

Input	December 31, 2021	June 30, 2022
Risk-free interest rate	1.18%	2.97%
Effective expiration date (1)	6/23/2026	12/14/2025
Dividend yield	0.00%	0.00%
Expected volatility	10.6%	3.6%
Exercise price	$11.50	$11.50
Unit Price	$9.88	$9.78
Probability of De-SPAC transaction	75%	60%

ASTREA ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
(Unaudited)

(1)
The effective expiration date equals the probability-weighted average between a 2.0 year life of the warrants in the event there is no de-SPAC
transaction and the contractual life if a transaction is closed.

The following table presents the changes in the fair value of Level 3 warrant liabilities:

Private Warrant Liability
Fair value as of December 31, 2021	$342,190
Change in fair value	(20,948)

Fair value as of June 30, 2022	$19,166

Level 3 financial liabilities consist of the Private Warrant liability for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation. Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate. There were no transfers between levels during the three and six months ended June 30, 2022.
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
On August 29, 2022, two officers of the Company and one member of the Sponsor loaned the Company
 $20,000 each (for an aggregate amount loaned to the Company of $60,000). On August 30, 2022, an unaffiliated third party made a $147,375 advance to pay for a D&O insurance premium. The advance was made on the same terms as the Promissory Notes. The Promissory Notes and advance are non-interest
bearing and payable on the earlier of the date on which the Company consummates a Business Combination or the date that the winding up of the Company is effective. If the Company does not consummate a Business Combination, the Company may use a portion of any funds held outside the Trust Account to repay the Promissory Notes and advance; however, no proceeds from the Trust Account may be used for such repayment.
On August 30, 2022, the Company received a written notice (the “Notice”) for the Listing Qualifications Department of the Nasdaq Stock Market indication that the Company was not in compliance with the Listing Rule 5250
©
(1) because the Company had failed to file its Quarterly Report on Form 10-Q for the quarter ended June 30, 2022. The Notice stated that no later than October 24, 2022, the Company is required to submit a plan to regain compliance with respect to the filing of the Delinquent Report.

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
Results of Operations
We have neither engaged in any operations nor generated any revenues to date. Our only activities from August 11, 2020 (inception) through June 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating
income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the three months ended June 30, 2022, we had a net loss of $67,476, which consists of formation and operational costs of $353,232, and unrealized loss on marketable securities held in Trust Account of $142,175, offset by change in fair value of warrant liability of $20,948 and interest earned on marketable securities held in the Trust Account of $406,983.
For the six months ended June 30, 2022, we had a net loss of $107,585, which consists of formation and operational costs of $759,449, and unrealized loss on marketable securities held in Trust Account of $122,978, offset by change in fair value of warrant liability of $323,024 and interest earned on marketable securities held in the Trust Account of $451,818.
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
For the six months ended June 30, 2022, cash used in operating activities was $507,017. Net loss of $107,585 was affected by change in fair value of warrant liability of $323,024, interest earned on marketable securities held in the Trust Account of $451,818, and unrealized gain on marketable securities held in Trust Account of $122,978. Changes in operating assets and liabilities provided $
252,432
of cash for operating activities.
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
As of June 30, 2022, we had marketable securities held in the Trust Account of $172,719,634 (including $219,634 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through June 30, 2022, we have withdrawn an amount of $170,286 interest earned from the Trust Account.
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
As of June 30, 2022, we had cash of $180,958. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.
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
For the three and six months ended June 30, 2022, we determined that there was substantial doubt about our ability to continue as a going concern through one year from the date of the June 30, 2022 report. We will need to raise additional capital through loans or additional investments from our Sponsor, officers or directors. Our Sponsor, officers or directors may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions resulted in the conclusion that there is substantial doubt about our ability to continue as a going concern through February 8, 2023, the date that we will be required to cease all operations, except for the purpose of winding up, if a Business Combination is not consummated. Our consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern.

Off-Balance
Sheet Arrangements
We have no obligations, assets or liabilities, which would be considered off-balance
sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance
sheet arrangements. We have not entered into any
off-balance
sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial
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
Warrant Liabilities
We account for the Warrants in accordance with the guidance contained in
ASC815-40
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
Common Stock Subject to Possible Redemption
The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of June 30, 2022 and December 31, 2021, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity (deficit) section of the Company’s condensed consolidated balance sheets.

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
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”
(“ASU2020-06”),
which simplifies accounting for convertible instruments by removing major separation models required under current GAAP.
ASU2020-06
removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. ASU2020-06
is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the impact, if any, that
ASU2020-06
would have on its financial position, results of operations or cash flows.
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
As required by Rules
13a-15
and
15d-15
under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments and fair value instruments, including fair value measurement. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form
10-Q
present fairly in all material respects our financial position, results of operations and cash flows for the period presented.
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
and
15d-15(f)of
the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1A. Risk Factors

As of the date of this Quarterly Report, there have been no material changes with respect to those risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, except as set forth below. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

We may be subject to the Excise Tax included in the Inflation Reduction Act of 2022 in the event of a liquidation or in connection with redemptions of our common stock after December 31, 2022.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (H.R. 5376) (the “IRA”), which, among other things, imposes a 1% excise tax on any domestic corporation that repurchases its stock after December 31, 2022 (the “Excise Tax”). The Excise Tax is imposed on the fair market value of the repurchased stock, with certain exceptions. Because we are a Delaware corporation and our securities will trade on Nasdaq following the date of this prospectus, we will be a “covered corporation” within the meaning of the IRA following this offering. While not free from doubt, absent any further guidance from Congress, the Excise Tax may apply to any redemptions of our common stock after December 31, 2022, including redemptions in connection with an initial business combination, unless an exemption is available. Issuances of securities in connection with our initial business combination transaction (including any PIPE transaction at the time of our initial business combination) are expected to reduce the amount of the Excise Tax in connection with redemptions occurring in the same calendar year, but the number of securities redeemed may exceed the number of securities issued. Consequently, the Excise Tax may make a transaction with us less appealing to potential business combination targets. Further, the application of the Excise Tax in the event of a liquidation is uncertain.

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

ASTREA ACQUISITION CORP.

Date: October 14, 2022	By:	/s/ Felipe Gonzalez
	Name:	Felipe Gonzalez
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: October 14, 2022	By:	/s/ Jose Luis Cordova
	Name:	Jose Luis Cordova
	Title:	Chief Financial Officer and Director
(Principal Financial and Accounting Officer)